Form 10-Q
period 1999-03-31
VALUE AMERICA INC /VA
filed 1999-05-20
CIK 1049889

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

                        Commission file number: 000-25689

                               Value America, Inc.
             (Exact name of Registrant as specified in its charter)

                    Virginia                        330712568
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification No.)

              1560 Insurance Lane, Charlottesville, Virginia 22911
               (Address of principal executive offices) (Zip code)

                                 1(804)817-7700
               (Registrant's telephone number including area code)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X


        As of May 10, 1999, there were 44,337,540 shares of common stock outstanding.



                                                Value America, Inc.

                                                     FORM 10-Q
                                       For the Quarter Ended March 31, 1999

                                                       INDEX

                                                                                                     Page
                                                                                                     ----
Part I - Financial Information......................................................................   3
      Item 1.  Financial Statements.................................................................   3
      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...........................................................................   8
      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  19
Part II - Other Information.........................................................................  20
      Item 1.  Legal Proceedings....................................................................  20
      Item 2.  Changes in Securities and Use of Proceeds............................................  20
      Item 3.  Defaults Upon Senior Securities......................................................  21
      Item 4.  Submission of Matters to a Vote of Security Holders..................................  21
      Item 5.  Other Information....................................................................  22
      Item 6.  Exhibits and Reports on Form 8-K.....................................................  22





Part I.  Financial Information

Item 1.  Financial Statements

                               VALUE AMERICA, INC.
                                 BALANCE SHEETS
                                                                               March 31,           December 31,
                                                                                 1999                  1998
                                                                         ------------------    ------------------
                                                                              (unaudited)
                               ASSETS
CURRENT ASSETS:
      Cash and cash equivalents.......................................   $     58,580,503      $     20,126,707
      Restricted cash.................................................          3,500,000             5,000,000
      Accounts receivable, net of allowance of $1,553,400 and
      $1,021,000......................................................          7,299,807             3,010,963
      Debt issuance costs.............................................         17,764,337            26,095,090
      Inventory.......................................................            416,120               639,613
      Other current assets............................................             48,876                    --
                                                                         ------------------    ------------------
         TOTAL CURRENT ASSETS.........................................         87,609,643            54,872,373
                                                                         ------------------    ------------------
Equipment, furniture and fixtures, net................................          3,283,334             2,061,801
Restricted cash.......................................................          1,500,000             1,500,000
Deferred offering costs...............................................          2,096,232             1,368,884
Note receivable from officer..........................................            250,000               250,000
Other assets..........................................................            146,057                44,608
                                                                         ------------------    ------------------
         TOTAL ASSETS.................................................   $     94,885,266      $     60,097,666
                                                                         ==================    ==================

                              LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                       AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable................................................   $     15,324,020      $     15,568,171
      Accrued expenses................................................          4,987,491             4,514,531
      Deferred revenue................................................          1,846,128             2,204,270
      Accrued stock-based compensation................................          1,777,475             1,372,416
      Notes payable...................................................         34,024,444            29,024,444
      Other current liabilities.......................................            108,669               142,841
                                                                         ------------------    ------------------
         TOTAL CURRENT LIABILITIES....................................         58,068,227            52,826,673
                                                                         ------------------    ------------------
      Deferred revenue................................................          1,189,066               930,101
      Other liabilities...............................................             85,050                83,383
                                                                         ------------------    ------------------
         TOTAL LIABILITIES............................................         59,342,343            53,840,157
                                                                         ------------------    ------------------
Commitments and contingencies
MANDATORILY REDEEMABLE PREFERRED STOCK:
      Series A, without par value, convertible, 5% cumulative
          dividend; 5,000,000 shares authorized, issued and
          outstanding; redeemable for $4.00 per share.................         15,928,094            14,439,832
      Series B, without par value, convertible, 5% cumulative
          dividend; 617,979 shares authorized, issued and
          outstanding; redeemable for $60.94 per share................         26,930,652            23,381,772
      Series C, without par value, convertible, 5% cumulative dividend;
          6,000,000 shares authorized, issued and outstanding at March
          31, 1999 and 0 authorized, issued and outstanding at December
          31, 1998; redeemable for $20.00 per share...................         72,923,150                    --
STOCKHOLDERS'EQUITY (DEFICIT):
      Preferred Stock, without par value; 25,000,000 shares
          authorized (0 at December 31, 1998); 0 shares issued and
          outstanding.................................................
      Common stock, without par value, 500,000,000 shares authorized and
          23,797,700 shares issued and outstanding at March 31, 1999;
          100,000,000 shares authorized and 23,777,700 shares issued and
          outstanding at December 31, 1998............................          7,681,718             7,481,718
      Warrants........................................................         42,523,797            26,584,714
      Accumulated deficit.............................................       (130,444,488)          (65,630,527)
                                                                         ------------------    ------------------
         TOTAL STOCKHOLDERS'EQUITY (DEFICIT)..........................        (80,238,973)          (31,564,095)
                                                                         ------------------    ------------------
         TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
             AND STOCKHOLDERS'EQUITY (DEFICIT)........................   $     94,885,266      $     60,097,666
                                                                         ==================    ==================

                    The accompanying notes are an integral part of these financial statements.



                               VALUE AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Quarter Ended             Quarter Ended
                                                                     March 31, 1999             March 31, 1998
                                                                --------------------       -------------------

TOTAL REVENUES.................................................  $       28,002,235         $       2,238,569
TOTAL COST OF REVENUES.........................................          26,944,525                 2,372,843
                                                                --------------------       -------------------
GROSS MARGIN (LOSS)............................................           1,057,710                  (134,274)
                                                                --------------------       -------------------
OPERATING EXPENSES:
      Sales, advertising and marketing.........................          17,831,532                 2,289,292
      General and administrative...............................           3,453,993                   840,706
      Technical and system development.........................           2,334,558                   373,215
                                                                --------------------       -------------------
         Total operating expenses..............................          23,620,083                 3,503,213
                                                                --------------------       -------------------
OPERATING LOSS.................................................         (22,562,373)               (3,637,487)
OTHER INCOME AND EXPENSES:
      Interest (expense) income, net...........................         (11,895,964)                   98,006
                                                                ---------------------      -------------------
NET LOSS.......................................................         (34,458,337)               (3,539,481)
      Accretion and dividends on Series A, Series B and
      Series C redeemable preferred stock......................          10,555,624                 1,159,967
      Beneficial conversion feature on Series C redeemable
      preferred stock..........................................          19,800,000                         --
                                                                --------------------       -------------------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS.....................  $      (64,813,961)        $      (4,699,448)
                                                                ====================       ===================
NET LOSS PER COMMON SHARE:
      Basic....................................................  $            (2.72)        $           (0.20)
                                                                ====================       ===================
      Diluted..................................................  $            (2.72)        $           (0.20)
                                                                ====================       ===================
WEIGHTED AVERAGE NUMBER OF SHARES:
      Basic....................................................          23,796,410                23,152,500
                                                                ====================       ===================
      Diluted..................................................          23,796,410                23,152,500
                                                                ====================       ===================




                    The accompanying notes are an integral part of these financial statements.


                               VALUE AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Quarter Ended         Quarter Ended
                                                                        March 31, 1999       March 31, 1998
                                                                       -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss........................................................  $   (34,458,337)     $   (3,539,481)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization................................         415,787               48,652
         Stock-based compensation.....................................         405,059               74,000
         Amortization of debt issuance costs..........................      12,869,836                   --
      Changes in assets and liabilities:
         Accounts receivable..........................................      (4,288,844)            (677,065)
         Inventory....................................................         223,493             (347,200)
         Other assets.................................................        (150,325)             (82,011)
         Accounts payable.............................................        (244,151)           2,087,936
         Accrued expenses.............................................         472,960               98,971
         Deferred revenue.............................................         (99,177)           1,105,129
         Other liabilities............................................               --              16,359
                                                                       -----------------     ----------------
NET CASH USED IN OPERATING ACTIVITIES.................................      24,853,699)          (1,214,710)
                                                                       -----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash.................................................       1,500,000           (1,000,000)
      Capital expenditures............................................      (1,637,320)            (428,914)
                                                                       -----------------     ----------------
NET CASH USED IN INVESTING ACTIVITIES.................................        (137,320)          (1,428,914)
                                                                       -----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital lease obligations..............         (32,505)             (16,359)
      Proceeds from issuance of common stock..........................         200,000                    --
      Proceeds from issuance of preferred stock and warrants..........      60,000,000                    --
      Payment of offering costs.......................................      (1,722,680)            (529,271)
      Proceeds from issuance of debt and warrants.....................       5,000,000                    --
      Dividends paid..................................................               --            (144,865)
                                                                       -----------------     ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................      63,444,815             (753,495)
                                                                       -----------------     ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................      38,453,796           (3,397,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................      20,126,707           10,340,987
                                                                       -----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................  $   58,580,503        $   6,943,868
                                                                       =================     ================
Non-cash investing and financing transactions:
      Accretion and dividends on redeemable preferred stock...........  $   10,555,624        $   1,159,967
                                                                       =================     ================
      Beneficial conversion feature related to issuance of preferred
      Stock...........................................................  $   19,800,000        $          --
                                                                       =================     ================
      Issuance of warrants with notes payable.........................  $    4,539,083        $          --
                                                                       =================     ================

                    The accompanying notes are an integral part of these financial statements.

                               VALUE AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)
1.       Description of Business

         Value America, Inc. ("Value America" or the "Company") is an Internet-based retailer that sells a large selection of high quality, brand name products and services at competitive prices to both consumers and businesses. Additionally, Value America develops and maintains custom multi-media presentations for the products and services featured on its online store and offers opportunities for advertising on its online store.

2.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Value America's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999. Certain prior years' information has been reclassified to conform with the current year's presentation.

3.       Debt

         Value America entered into a Revolving Credit Agreement ("Agreement") with a preferred shareholder and additional participants in October 1998, which was amended in November and December 1998 and January 1999. As of March 31, 1999, $34.0 million was outstanding under the Agreement. Borrowings under the Agreement bear interest at 11% annually with interest and principal payable on August 17, 1999. Upon a qualifying public offering, principal amounts under the Agreement are repayable through the exercise of common stock warrants.

         In January 1999, in accordance with the Agreement, Value America borrowed $5.0 million and issued 60,000 Type A warrants and 500,000 Type B warrants. Value America allocated the $4.5 million fair value of the Type A and B warrants, as determined by an independent valuation, to stockholders' equity and is amortizing the resulting debt issuance costs as interest expense using the effective interest method until maturity or conversion. As of March 31, 1999, Value America had issued 408,000 Type A warrants, 3,400,000 Type B warrants and 325,000 Type C warrants in connection with the amendments to the Agreement.

         As of April 13, 1999, the closing date of Value America's initial public offering ("IPO"), the principal amount of the debt was repaid through exercise of the Type B warrants for common stock. The unamortized portion of the debt issuance costs attributable to the Type B warrants was recorded in the equity accounts and the unamortized portion of the debt issuance costs attributable to the Type A and Type C warrants was recorded as interest expense (Note 7). This amortization will not affect Value America's cash flows.

4.       Mandatorily Redeemable Preferred Stock and Stockholders' Equity

         On January 12, 1999, Value America sold 6,000,000 shares of 5% Cumulative Convertible Series C preferred stock ("Series C") and warrants for $60.0 million. Value America sold 5,000,000 of the Series C shares to a related party and 1,000,000 of the Series C shares to third party investors. Value America issued 1,800,000 Type D common stock warrants, 473,724 Type E common stock warrants and 37,843 Type F common stock warrants in connection with the Series C stock. These Series C shares are convertible at the option of the holder into an equal number of shares of common stock upon the earlier of January 12, 2000, a qualifying public offering or a change in control. Series C stockholders are entitled to the number of votes equal to the largest number of common shares into which the shares can be converted.

         Unless full redemption is elected by the stockholder, 2,000,000 shares of Series C Preferred Stock are mandatorily redeemable in each of January 2003, 2004 and 2005 at a price of $20.00 per share plus any unpaid dividends. Dividends accrue daily and are due quarterly on April 1, July 1, October 1 and January 1. The carrying amount of these securities will periodically be adjusted to increase the carrying value to the redemption value of $120.0 million at January 15, 2001.

         At the completion of a successful public offering of equity securities with aggregate gross proceeds of at least $25.0 million and with a minimum common share price of $3.82, the Series C Preferred Shares will automatically convert to common shares, with certain registration rights.

         The Type D warrants have an exercise price of $10.00 per share of common stock and are exercisable upon issuance until the earlier of January 15, 2009 or three calendar years following a qualifying public offering. If the aggregate fair value of Value America's capital stock does not exceed $600.0 million on or before the "Evaluation Date" (as defined), the exercise price of the warrants changes to $0.01. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Type E warrants are only exercisable on the "Evaluation Date" if the aggregate fair value of Value America's common stock does not exceed $600.0 million on the "Evaluation Date," and otherwise expire. Type E warrants have an exercise price of $0.01 per share of common stock and, if exercisable as described in the preceding sentence, are exercisable until the earlier of January 15, 2009 or three calendar years following a qualifying public offering. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Type F warrants have an exercise price of $0.01 per share of common stock and are exercisable upon issuance until January 15, 2009. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         Value America allocated $11.4 million for the Type D, E and F warrants to stockholders' equity and $48.6 million to the Series C preferred stock, based upon their relative fair values. Value America recorded the Series C preferred stock's beneficial conversion feature of $19.8 million at issuance, which represents the difference between the Series C conversion price and the fair market value of the common stock times the 6,000,000 shares issued.

         As of April 13, 1999, the closing date of Value America's IPO, the Series C preferred stock converted into common stock (Note 7).

         Value America paid finders' fees of $1.0 million to a stockholder for the placement of the Series C preferred stock. This amount was recorded as a reduction of the related proceeds.

         In January 1999, Value America sold 20,000 shares of common stock at $10 per share to third parties.

5.   Net Loss Available for Common Stockholders

         Net loss available for common stockholders is comprised of net loss plus accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock. Net loss available for common shareholders for the quarter ended March 31, 1999, was $64.8 million or $2.72 per share. Net loss prior to consideration of accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock was $34.5 million or $1.45 per share for the quarter ended March 31, 1999, $24.7 million for the quarter ended December 31, 1998 and $3.5 million for the quarter ended March 31, 1998. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999, and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows.

6.   Commitments and Contingencies

         From time to time, Value America may be involved in litigation relating to claims arising out of its operations in the normal course of business. On March 24, 1999, Coupons, Inc., a Georgia corporation allegedly doing business as "Value America," filed a complaint against Value America in the United States District Court for the Northern District of Georgia, Atlanta Division. This action relates to the use of the mark "Value America" by Value America in connection with its marketing plan. A third party granted Value America an option to obtain an assignment of the "Value America" mark in December 1997. In March 1998, Value America exercised this option and obtained an assignment of the mark. In connection with this assignment, the third party retained the exclusive right to use the "Value America" mark for preparing and disseminating advertising matter, including direct mail advertising. The third party subsequently assigned his retained rights to Coupons, Inc. In the complaint, Coupons, Inc. alleges that Value America's use of the "Value America" mark in its marketing activities is violative of Coupons, Inc.'s retained rights to the mark. The complaint alleges that Value America's actions constitute violations of federal trademark law, state law and common law. Coupons, Inc. seeks all profits from Value America's use of the mark, restitution for an unspecified amount of damages, as well as punitive damages in the amount of $1,000,000. In addition, Coupons, Inc. requests the court to issue an injunction preventing use of the "Value America" mark and order the cancellation of Value America's trademark registration for the "Value America" mark. Except as described above, Value America is not currently party to any litigation or other legal proceedings, nor is Value America aware of any planned legal action by third parties, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on Value America's business, financial condition and results of operations.


7.   Subsequent Events

         On April 13, 1999 the Company closed its initial public offering with the sale of 5,500,000 shares of common stock at an initial public offering price of $23 share. Upon the closing of the initial public offering the following events occurred:

          o all of the outstanding shares of Value America's convertible preferred stock converted into 10,737,162 shares of common stock,

          o $34.0 million principal amount of notes payable was cancelled through the exercise of Type B warrants resulting in the issuance of 3,400,000 shares of common stock,

          o unamortized debt issuance costs of $3.7 million were expensed as interest expense and $12.6 million was reclassified to common stock, upon cancellation of the $34.0 million principal amount of notes payable, and

          o    accrued   dividends  of  approximately   $1.9  million  on  Value
               America's Series A, B and C convertible preferred stock were paid.

         The net proceeds to the Company from the Offering, after deducting underwriting discounts, commissions and estimated expenses were $114.8 million. The proceeds of the offering, which will be used by the Company for working capital and other general corporate purposes, have been invested in money market, commercial paper with at least an A1P1 rating and government securities with maturity dates not exceeding 90 days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations"contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate,""believe,""plan,""estimate,""expect,""seek"and "intend,"and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in "Overview,""Liquidity and Capital Resources,"and "Additional Factors That May Affect Future Results"included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"and in the "Risk Factors"section of the Company's prospectus filed with the SEC pursuant to Rule 424(b)(1) on April 8, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail industries, and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

OVERVIEW

         In 1996 and 1997, Value America's primary activities related to establishing relationships with manufacturers, creating product presentations, and developing internal systems and operating procedures. Value America has been selling merchandise on the Internet since the third quarter of 1997.

         Currently, revenues are derived from three sources: (a) sales of products through Value America's online store, (b) fees collected from manufacturers for the preparation and hosting of product presentations and listing of manufacturers' products available for purchase on the online store, and (c) advertising on the online store. Value America's vendors ship products directly to the customer typically within one to two days after a customer places an order. Revenues from product sales are recognized upon shipment from the vendor. Value America is responsible for selling the merchandise, collecting payment from the customer, ensuring that the shipment reaches the customer and processing returns. Value America generally takes title to products upon shipment and bears the risk of loss for collection, delivery and merchandise returns from customers. Value America occasionally purchases merchandise prior to receiving customer orders and records such merchandise as inventory until shipped to customers. Value America accrues a reserve for estimated product returns at the time of sale.

         Value America has contractual agreements with many of its suppliers under which Value America develops and maintains multi-media product presentations on Value America's online store. These agreements provide for the development of the presentations, the posting of the presentations and the listing of the manufacturers' products on Value America's Internet site, typically for a specified period. For agreements entered into prior to January 1, 1998, the listing period generally extended for 36 months; for agreements entered into after that date, the period generally has been 12 months. Value America recognizes the costs of developing presentations and listing products on its Internet site as incurred and recognizes the product presentation and listing revenues ratably over the period of the related agreement. Amounts that are billed under the terms of these agreements, but not yet earned, are reflected as deferred revenue. Certain of these agreements provide that suppliers pay a renewal fee to continue product listings beyond the initial listing periods. Revenues from these renewal fees are recognized ratably over the renewal term.

         Value America sells advertising space to vendors on its online store. Innovative multimedia advertisements highlight products and their benefits. Additionally, Value America sends Electronic Direct Messages ("EDM") to its members to keep them informed about special promotions. Advertising revenue is recognized over the period in which the related advertisement is offered on the online store or when the EDM is sent. Value America recognizes the costs of developing these advertisements and EDMs as incurred.

         To date, payments for products purchased through Value America's online store have been primarily made with credit cards. Value America generally receives payment from a customer's credit card within one to four business days. In the third quarter of fiscal 1998, Value America began to extend trade credit terms, typically net 30 days, to certain large customers that Value America has evaluated for creditworthiness. Value America typically pays its vendors for goods within 30 to 60 days.

         Value America expects that its operating expenses will increase significantly during the foreseeable future as the result of its plans to: increase expenditures on marketing, advertising and promotion, hire additional personnel, enhance existing store operations and establish strategic vendor relationships. Value America expects to incur substantial operating losses for the foreseeable future. Although Value America has experienced significant growth in revenue, there can be no assurance that Value America's revenue will continue at its current level or increase. Value America has a limited operating history upon which to base an evaluation of Value America and its business. Value America's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce.

RESULTS OF OPERATIONS

     Revenues

         Revenues primarily consist of product sales through Value America's online store, product presentation and listing fees, advertising and shipping. For the quarter ended March 31, 1999, revenues totaled $28.0 million up from $2.2 million for the first quarter of 1998. Revenues from product sales were $26.5 million for the quarter ended March 31, 1999, compared to $2.0 million for the quarter ended March 31, 1998. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's expanding array of merchandise.

         Revenues from advertising and other were $1.5 million for the quarter ended March 31, 1999, compared to $0.2 million for the quarter ended March 31, 1998. The increase in advertising revenues is driven by two new initiatives in the first quarter of 1999: advertising on Value America's web site and direct advertising through EDM. Value America recognized approximately $1.1 million in web site advertising and EDM advertising in the quarter ended March 31, 1999, compared to $0 in the quarter ended March 31, 1998. Product presentation listing fees, which are also included in advertising and other revenue increased to approximately $407,000 in the first quarter of 1999, compared to $206,000 in the first quarter of 1998. This increase in product presentation listing fees reflects the increase in brand offerings on Value America's online store.

         To provide a better comparison with similar companies' reporting practices, charges to customers for shipping, which represent approximately $0.9 million and $28,000 of revenue for the quarters ended March 31, 1999 and 1998, respectively, have been reclassified to revenue. In prior periods, revenue generated from shipping was recorded as a reduction of the related cost of shipping. For the quarters ended March 31, 1999 and 1998, product returns and cancellations, including product returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of sales, were approximately 4.1% and 6.4%, respectively.

     Cost of Revenues

         Cost of revenues primarily consists of payments to third party suppliers for merchandise and shipping. Value America incurred $27.0 million of cost of revenues for the quarter ended March 31, 1999. For the quarter ended March 31, 1998, cost of revenues totaled $2.4 million. Cost of revenues represent 96.2% and 106.0% of revenues for the quarters ended March 31, 1999 and 1998, respectively. Revenues in the quarter ended March 31, 1999 include approximately $400,000 of products sales for which the products were shipped and the related cost of sales were recorded in 1998.

         Value America's gross margin has increased from a loss of $0.1 million for the quarter ended March 31, 1998 to income of $1.1 million for the quarter ended March 31, 1999. This increase is due to the strong margins earned on advertising revenues. The Company incurred a negative product sales margin of $348,000 and $10,000 for the quarters ended March 31, 1999 and 1998, respectively. The negative product gross margin is due to Value America's continued short-term strategy to selectively accept narrow margins on product sales to attain increased volumes and brand awareness and losses on shipping charges.

     Sales, Advertising and Marketing

         Sales, advertising and marketing expenses consist of costs associated with promoting Value America's online store to potential customers and vendors, as well as payroll and related expenses and credit card fees. Sales, advertising and marketing expenses increased from $2.3 million for the quarter ended March 31, 1998 to $17.8 million for the quarter ended March 31, 1999. The increase primarily reflected the commencement of Value America's advertising campaign in late January 1998, an increase in the number of merchandising, advertising and promotion department employees, and a general increase in the level of Value America's promotional activities. Advertising and promotional expenses increased from $1.9 million for the quarter ended March 31, 1998 to $13.7 million for the quarter ended March 31, 1999, net of cooperative advertising of approximately $0 for the quarter ended March 31, 1998 and $2.6 million for the quarter ended March 31, 1999. Payroll expenses relating to merchandising, advertising and promotion departments increased from $0.2 million for the quarter ended March 31, 1998 to $2.2 million for the quarter ended March 31, 1999. Value America intends to increase its sales, advertising and marketing expenses significantly for the foreseeable future, as it continues to expand its operations.

     General and Administrative

         General and administrative expenses consist of management and executive compensation, professional services, bad debts and general corporate expenses, such as rent, depreciation and telephone expenses. General and administrative expenses increased from $0.8 million for the quarter ended March 31, 1998 to $3.5 million for the quarter ended March 31, 1999. This increase reflected the hiring of additional management and customer service personnel, the incurrence of increased facilities charges and substantially increased activity levels to support the expansion of Value America's operation, all of which were undertaken in late 1997 and continued into 1998 and 1999. Bad debt expense increased from $0.1 million in the quarter ended March 31, 1998 to $0.5 million in the quarter ended March 31, 1999. The increase is due in part to allowances recorded against Value America's increasing receivable balance. This growth in receivables is due to an increase in sales on credit terms and additional vendors signing agreements for product presentations. Payroll expenses relating to general and administrative personnel increased from $0.2 million for the quarter ended March 31, 1998 to $0.9 million in the quarter ended March 31, 1999. Value America expects that general and administrative expenses will continue to increase significantly for the foreseeable future, as it continues to expand its operations.

     Technical and System Development

         Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support Value America's online store, including employee compensation and the cost of designing, developing and improving store content, Internet connectivity, operations  and  reporting.  Due to the  rapid  rate of  changes  in  associated technology and Value America's business, these expenses are expensed as incurred. Technical and system development expenses increased from $0.4 million for the quarter ended March 31, 1998 to $2.3 million for the quarter ended March 31, 1999. This increase principally reflected higher payroll and consulting expenses. Payroll expenses related to technical and system development increased from $0.2 million for the quarter ended March 31, 1998 to $0.9 million for the quarter ended March 31, 1999. Payments to outside consultants totaled $0.1 million for the quarter ended March 31, 1998 and $0.7 million for the quarter ended March 31, 1999. Value America expects that technical and systems development expenses will continue to increase for the foreseeable future.

     Interest Income (Expense), Net

         Interest expense of $11.9 million for the quarter ended March 31, 1999 consisted primarily of the amortization of $12.9 million in debt issuance costs related to the $34.0 million note payable, which was offset by interest income earned on the proceeds from the debt and preferred stock issuances in the fourth quarter of 1998 and the first quarter of 1999. This charge has no effect on the Company's cash flows.

     Income Taxes

         Value America provided $0 for income taxes for the quarters ended March 31, 1999 and 1998, since it incurred a net loss for those periods.

      Net Loss Available for Common Stockholders

         Net loss available for common stockholders is comprised of net loss plus accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock. Net loss available for common shareholders for the quarter ended March 31, 1999, was $64.8 million or $2.72 per share. Net loss prior to consideration of accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock was $34.5 million or $1.45 per share, $24.7 million for the quarter ended December 31, 1998 and $3.5 million for the quarter ended March 31, 1998. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999, and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows.

Liquidity and Capital Resources

         Since inception, Value America has financed its operations primarily from capital contributions from stockholders and from amounts paid by vendors for product presentations. During the year ended December 31, 1997, Value America received proceeds of $11.0 million from the sale of Series A redeemable preferred stock, common stock and warrants. During the year ended December 31, 1998, Value America issued:

          o    $18.8 million of Series B redeemable preferred stock;

          o $29.0 million of notes payable and related warrants to purchase 3,573,000 shares of common stock; and

          o 625,200 shares of common stock and related warrants to purchase 118,320 shares of common stock for $6.3 million.

In the quarter ended March 31, 1999, Value America issued:

          o $60.0 million of Series C redeemable preferred stock and related warrants to purchase 2,311,567 shares of common stock;

          o $5.0 million of notes payable and related warrants to purchase 560,000 shares of common stock; and

          o    20,000 shares of common stock for $200,000.

         On April 13, 1999, Value America closed its IPO, issuing 5,500,000 shares of common stock at $23 per share. The proceeds to the Company were $114.8 million, net of underwriting discounts, commissions and estimated expenses. Upon the closing of the IPO, the Series A, B and C redeemable preferred stock were converted into 10,737,162 shares of common stock and the $34.0 million of notes payable were cancelled with the exercise of warrants resulting in the issuance of 3,400,000 shares of common stock.

         In connection with the 1998 and 1999 issuance of notes payable Value America allocated $31.1 million to warrants which represents their fair value. The resulting debt issuance costs have been amortized as interest expense until the earlier of maturity or conversion.

         As of April 13, 1999, the outstanding principal amount of the note payable was converted into common stock. Interest expense of $3.7 million will be recorded in the second quarter of 1999 representing amortization of debt issuance costs. Value America recorded $12.6 million to equity, representing the unamortized issuance costs on Type B warrants. The charge to interest expense will not affect Value America's cash flows.

         In connection with the January 1999 issuance of the Series C preferred stock and warrants, Value America allocated $11.4 million for the warrants to stockholders' equity and $48.6 million to the Series C preferred stock, based upon their relative fair values. Value America records accretion to periodically increase the carrying value of the preferred stock to its redemption value of $120.0 million by the redemption date. Value America will record accretion of $1.3 million in the second quarter of 1999 on the Series A, Series B and Series C preferred stock. The recording of accretion will not affect the Company's cash flows.

         Net cash used in operating activities was $1.2 million for the quarter ended March 31, 1998, and $24.9 million for the quarter ended March 31, 1999. Net cash used in operating activities in the quarter ended March 31, 1999 was due primarily to (a) the net loss of $34.5 million and (b) a $4.3 million increase in accounts receivable, both associated with the growth in revenues and increased cash required to fund operating activities. The increase in accounts receivable was offset by an increase in amortization of debt issuance costs of $12.9 million. Value America has historically financed its operating activities primarily through the aforementioned capital contributions by stockholders and other parties.

         Value America has a $5.0 million line of credit from Wachovia Bank, N.A. The line of credit provides for cash advances evidenced by short-term notes and secured by cash deposits. This line bears interest on advanced funds at LIBOR plus 1.75% and expires on May 31, 1999.

         Value America has obtained stand-by letters of credit in favor of vendors totaling $3.5 million. Each letter of credit is secured by a certificate of deposit. These standby letters of credit expire through August 1999 and are callable if Value America defaults in the payments of trade payables to the secured vendors.

         Additionally, Value America has a two-year agreement with a credit card processor in which the credit card processor, to cover potential charge backs, has a first priority lien and security interest in a $1.5 million cash deposit account. The agreement, which expires in April 2000, may be terminated by either party and the credit card processor can require Value America to maintain the cash deposit account for up to 10 months following termination.

         Value America incurred capital expenditures of $1.6 million in the quarter ended March 31, 1999, compares to $429,000 in the quarter ended March 31, 1998. These increases in expenditures are primarily for computer equipment and furniture and fixtures associated with Value America's continued new employee growth, move to new facilities and continued systems development.

         Value America plans to increase its operating expenses significantly in order to:

          o    increase the size of its staff,

          o    expand its marketing and advertising efforts,

          o    increase its technical and systems development efforts,

          o    improve and maintain its controls, systems and procedures and

          o    support its growing infrastructure.

         As a result, Value America may experience substantial quarterly net losses for the foreseeable future.

         Value America believes that its existing capital resources, including the net proceeds from its IPO will be sufficient to fund its operations for at least 12 months. Thereafter, if cash generated from operations is insufficient to satisfy Value America's liquidity requirements, Value America may seek to sell additional equity or convertible debt securities or obtain a larger credit facility.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the factors discussed in the "Overview" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", including among others, the Company's limited operating history, the unpredictability of its future revenues and the unpredictable and evolving nature of its business model, the following additional factors may affect the Company's future results.

         Continued rapid growth, changes in our business model or the addition of a significant number of new or revised business relationships will present additional challenges and could require further modification of our accounting and reporting systems. Any breakdown or deficiencies in our financial and control systems could cause unplanned costs and inaccurate financial reporting, the results of which could include damaged credibility with investors and litigation against us. Moreover, if we fail to maintain an effective system of internal controls, the SEC may seek to deregister and thereby suspend the trading of our common stock.

         If the Company does not improve its operational systems and customer service capabilities, it could lose customers and damage its reputation. To support an increase in purchases from our online store, the Company must improve automated systems to track the delivery of products from vendors to customers, provide additional customer service and efficiently handle product returns. If the Company fails to maintain and improve these systems, system disruptions and slower response times may impair the quality of our customer service and slow the Company's product fulfillment. These problems could cause customers to cancel orders or to decide not to shop at our store in the future. We use an internally developed system for our Internet site, product presentations and substantially all aspects of order fulfillment, including order management, purchasing and shipping. This system is integrated with our accounting system. If the integration fails, we may find it difficult to produce accurate financial reports on a timely basis. If we fail to establish and use reliable electronic data interchange, or EDI, connections with vendors, we could experience delays in product ordering, shipping, confirmations and fulfillment. Any such delay could lead to customer dissatisfaction and could harm our business. Our agreements with product vendors generally require us to place product orders through EDI. We have not yet integrated all vendors onto our EDI platform, and we may not be able to integrate all of our current and prospective vendors. In addition, if we fail to enhance our existing customer service, we could lose customers and damage our reputation. To date a significant portion of our business depended upon telephone ordering, telephone support and e-mail replies to customer questions. We have had periods during which our employees were unable to meet targeted response times for customer service calls or questions or otherwise to respond satisfactorily to the needs of our customers.

         If the Company's online store became unavailable, we could lose customers. The Company could lose existing or potential customers if they do not have ready access to our online store or if our online store, transaction processing systems and computer systems do not perform reliably and to our customers' satisfaction. Any network interruptions or other computer system shortcomings, such as inadequate capacity, could:

          o    prevent customers from accessing our online store,

          o    reduce our ability to fulfill orders,

          o    reduce the attractiveness of our product offerings,

          o    reduce   the  number  of   products   sold,

          o    cause customer dissatisfaction or

          o    seriously damage our reputation.

         The Company has experienced brief computer system interruptions in the past, and these interruptions may recur from time to time. If traffic through our online store or the number of orders that our customers place increases substantially, we will need to expand and upgrade the technology underlying our online store. We may be unable to predict accurately changes in the volume of customer traffic and orders and therefore may be unable to expand and upgrade our systems and infrastructure in time to avoid system interruptions. All of our computer and communications equipment is located at two sites in Charlottesville, Virginia. This equipment is vulnerable to interruption or damage from fire, flood, power loss, telecommunications failure and earthquake. Some of the components of our computer and communication systems do not have immediate automatic backup equipment. The failure of any of these components could result in down time for our online store and cause us to lose potential sales. Our property damage and business interruption insurance may not protect us from any loss that we may suffer. Our computer and communications systems are also vulnerable to computer viruses, physical or electronic break-ins and other disruptions. These problems could lead to interruptions, delays, loss of data or the ineffective operation of our online store.

         The Company may be unable to attract customers and process sales if management does not maintain and build relationships with manufacturers, vendors and other third parties. The Company is entirely dependent upon manufacturers and distributors to provide merchandise for sale in our online store. In the first quarter of 1999, goods manufactured by IBM represented approximately 45% of our net sales and goods manufactured by Hewlett-Packard represented approximately 13% of net sales. If we do not maintain our existing relationships with product vendors on acceptable commercial terms or if we do not establish similar relationships with vendors of other products that our customers want, we may not be able to offer a desirable selection of merchandise and customers may choose not to shop at our online store. In addition, vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. For example, in February 1999 Compaq Computer temporarily suspended sales of its Presario line of computers through companies that sell exclusively over the Internet, including Value America. We believe Compaq took this action in order to give it time to address pricing concerns of traditional resellers. We rely on product vendors to fulfill a number of traditional retail functions, such as maintaining inventory, accepting product returns and preparing merchandise for shipment to individual customers. Our vendors may not be willing to provide these services at competitive rates. In addition, vendors may refuse to develop the communication technology necessary to support our direct shipment infrastructure. We have no effective means to ensure that our vendors perform these services to our satisfaction. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if we or our vendors fail to:

          o    arrange for the timely delivery of products,

          o    accept product returns,

          o    provide good customer service or

          o    prepare merchandise properly for shipment to customers.

         Our product vendors have no obligation to make any products available for sale to our customers and may terminate their relationships with us at any time without penalty. Because we have not established regular purchasing patterns with most of our product vendors, a vendor with limited inventory may not give us priority in allocating its available inventory. We cannot always determine whether an item is available for sale before we accept an order. Consequently, we may accept customer orders for certain products that we are unable to provide on a timely basis. We have long-term agreements to purchase certain types of office and other products exclusively from certain vendors. These agreements do not obligate the vendors to make merchandise available for sale in our online store, to continue particular payment terms or to extend credit to us. These agreements may preclude us from obtaining such merchandise on the best terms. Our operations also depend heavily upon a number of other third parties, including Internet service providers and product delivery services. We cannot control the actions of these third parties, and we do not have long-term contractual relationships with any of them. For example, we rely on MCI WorldCom to connect our online store to the Internet. Our agreements with our Internet service providers limit our ability to obtain recompense from them for their failure to maintain our connection to the Internet. We also use third-party delivery services, including United Parcel Service and Roadway Express, to deliver all of our products to our customers. Increases in our delivery costs or inefficient delivery as a result of strikes or other reasons could seriously harm our profitability. We have agreed with The Union Labor Life Insurance Company to use union-represented delivery services unless they are not reasonably available. This agreement may limit our ability to use the most cost-effective or readily available delivery services.

         Customers may be unwilling to use the Internet to purchase goods. Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage our operations. Internet commerce is a new concept, and large numbers of customers may never begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and few Internet commerce businesses have more than a short track record. If either manufacturers or consumers are unwilling to use the Internet to conduct business and exchange information, our business may not develop profitably. The Internet may not succeed as a medium of commerce because of delays in developing elements of the needed Internet infrastructure, such as a reliable network, high-speed modems, high-speed communication lines and other enabling technologies. Moreover, the number of Internet users has been increasing dramatically in the recent past. The Internet may not expand effectively to meet new levels of demand. In addition, delays in the development or adoption of new standards and protocols or increased governmental regulation could stop or delay the growth of the Internet as a means to purchase goods and services. Other considerations, including security, reliability, accessibility and quality of service, may adversely affect the growth of the Internet. These considerations have not been, and may never be, resolved to the satisfaction of many potential Internet customers.

         We face intense competition from many participants in the electronic commerce industry. The electronic commerce industry is new, rapidly evolving and extremely competitive. We expect competition in our industry to increase. Barriers to entry into the electronic commerce market are relatively low. Moreover, all of the products that we sell in our online store are available through traditional retail outlets. Accordingly, we must compete with both companies in the electronic commerce market and in the traditional retail industry. Most of our competitors and potential competitors have longer operating histories, more customers, greater brand recognition and substantially larger financial and other resources than we do. Our competitors may receive investments from or establish commercial or other business relationships with larger, well-financed companies. Our competitors may be able to acquire merchandise from vendors on more favorable terms. In addition, our competitors may be able to respond more quickly to changes in customer preferences, spend more on marketing and promotional campaigns, adopt more aggressive pricing and inventory policies, and devote more resources to developing their online stores. For example, a number of Internet companies offer search engines and other tools that locate multiple vendors of particular products. The pervasive use of these search engines could result in severe price competition. This level of competition could reduce our revenues and result in increased losses or reduced profits. Some of our competitors have exclusive or semi-exclusive rights to sell certain popular products. The number of these exclusive vendor relationships could increase and could permit competitors to rapidly acquire a significant portion of the market. In addition, companies that provide access to transactions through network access or Web browsers could grant exclusive access rights to our competitors or charge us substantial fees to obtain such rights. New technologies may also increase the competitive pressures we face.

         The security risks of electronic commerce may discourage customers from purchasing goods from us. In order for the electronic commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of our customer transaction data. Any such breach could cause customers to lose confidence in the security of our online store and choose not to shop at our online store. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt the operation of our online store. We expect that we will need to dedicate substantial resources to prevent or remedy any security breach. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and electronic commerce. Our security measures may not effectively prohibit others from obtaining improper access to the information in our online store. Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

         The technology of the internet is changing rapidly and could render our online store obsolete. The technology of the Internet and electronic commerce is evolving rapidly for many reasons, including:

          o    customers frequently change their requirements and preferences,

          o    competitors frequently introduce new products and services and

          o industry associations and others create new industry standards and practices.

         These changes could render our existing online store obsolete. Our ability to attract customers could be seriously impaired if we do not accomplish the following tasks:

          o    continually enhance and improve our online store,

          o identify, select and obtain leading technologies useful in our business,

          o    enhance our existing services,

          o    develop  new   technologies   that   address   the   increasingly
               sophisticated needs of our customers and potential customers and

          o respond to technological advances and emerging industry standards in a cost-effective manner and on a timely basis.

         The administrative burdens of collecting additional taxes may adversely affect our business. We do not currently collect sales or other taxes for the sale of goods into states other than Virginia. If we establish operations in other states, we will need to collect sales and other taxes imposed by those states. Other governmental authorities may require us to collect taxes for sales into the areas they control. These taxes could discourage customers from making purchases through our online store. If any additional governmental authorities require us to collect and remit taxes, the administrative burdens could be cumbersome and expensive.

         We may be unable to protect our proprietary technology. Our success depends to a significant degree upon our protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology. We have registered various forms of the "Value America" service mark in the United
States for limited uses and have applied to register another form of that service mark in the United States. Our application could be denied, and issued registrations could be challenged. The legal protection for these service marks that we are able to obtain may not be sufficient for our business purposes. For example, other companies could use the name "Value America" and similar names to identify their products and services. Any such use could confuse our customers and impair our ability to build our brand identity. If we are unable to protect the name "Value America" or any of the other names that we use, our business could suffer serious harm. On March 24, 1999, a party filed a lawsuit against us alleging violations of federal trademark law, state law and common law. The party seeks monetary damages, an injunction barring use of the "Value America" mark and cancellation of our trademark registration for the "Value America" mark. Because the protection of intellectual property rights is often critically important to the success of companies in our industry, our competitors or others could assert additional claims that our use of proprietary rights or our technologies infringe their proprietary rights. We may not have the resources to pursue any litigation to a final judgment and we may not prevail in such litigation. In defending such litigation, we could incur significant legal and other expenses and our management could be distracted from our principal business operations. If any party making a claim against us were to prevail in litigation against us, we may have to pay substantial damages. The court could also grant injunctive or other equitable relief that could prevent us from offering our products and services without a license or other permission from others.

         Government regulation and legal uncertainties may adversely affect our business. The application of existing laws to the Internet, particularly with respect to property ownership, the payment of sales taxes, libel, and personal privacy, is uncertain and may take years to resolve. Because the Internet and electronic commerce are becoming increasingly popular, various governments may seek to adopt laws and regulations to control their use. These laws and regulations could apply to privacy, pricing and the characteristics and quality of products and services. The growth and development of electronic commerce may also prompt calls for more stringent consumer protection laws. These laws may impose additional burdens on companies conducting business over the Internet. The adoption of any of these laws or regulations may reduce Internet usage, which, in turn, could decrease the demand for our products or increase our costs. Several telecommunications carriers have asked the Federal Communications Commission, or the FCC, to regulate telecommunications over the Internet, regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC grants these requests, the costs of communicating on the Internet could increase substantially, which could reduce Internet usage. Any relief granted by the FCC could harm our business. In addition, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. New restrictions in this area could limit our ability to operate as planned and result in significant compliance costs

Year 2000 Compliance

         Many currently installed computer systems and software products are programmed to assume that the century portion of a date is "19" to conserve the use of storage and memory. This assumption results in the use of two digits rather than four to define an applicable year. Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data or engage in normal business activities. Value America's ability to operate is dependent upon the delivery of accurate, electronic information via the Internet. To the extent that Year 2000 issues result in the long-term inoperability of the Internet or Value America's online store, Value America's results of operation and financial condition would be materially and adversely affected.

         Value America has completed its assessment of its Year 2000 readiness. This assessment included a review of Value America's internal information technology systems, non-information technology systems and the systems of third parties upon which Value America may rely. For its proprietary computer systems, Value America conducts Year 2000 compliance verification and validation with internal resources. No internal information technology projects have been deferred due to Value America's Year 2000 remediation program. Value America believes that the remediation program will have no material adverse effect on current or anticipated internal information technology projects. Although Value America has developed its proprietary computer systems to specifically address Year 2000 issues, there can be no assurance that Value America's systems, as a whole, are Year 2000 compliant.

         Value America utilizes third-party equipment and software that may or may not be Year 2000 compliant. Consequently, Value America's ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. Value America has requested statements of Year 2000 compliance from third party technology providers associated with Value America's core information systems infrastructure.

         Value America is in the process of initiating formal communications with all of the manufacturers and distributors presented in Value America's online store to determine the extent to which Value America is vulnerable to those third parties' failures to remediate their own Year 2000 issues. In some cases, corporate systems or EDI mappings have been designed to avoid Year 2000 problems. For other suppliers with which Value America communicates order, invoice, and inventory information via EDI, Value America is switching to a Year 2000 compliant standard format. Beginning in January 1999, Value America is encouraging its suppliers to migrate to the Year 2000 compliant EDI format. Value America believes that its current vendors either are in compliance with Year 2000 requirements, or efforts will be undertaken to ensure their Year 2000 compliance by June 30, 1999. In the event Year 2000 compliance is not achieved by some manufacturers offering products in Value America's online store, these manufacturers may be unable to effectively operate. Consequently, Value America may seek additional manufacturers of quality products to replace those burdened with Year 2000 remediation difficulties. In the event Year 2000 compliance is not achieved by some distributors, Value America may seek to identify alternate distributors for the affected products. Because Value America's order processing systems can transparently maintain multiple distributors for products, it can obtain contingency distributors with only minor administrative and EDI setup costs.

         In addition, Value America is evaluating Year 2000 compliance by credit card processors and other financial intermediaries through which transactions are processed when Value America's customers purchase goods from Value America's online store. Due to the complexity of these transaction processing systems and the fact that Value America has no direct control over them, Value America is in the process of securing a secondary source for financial transaction processing as a backup measure. Value America has a contingency plan for switching to a new processor in the event its current credit card processor is not able to be Year 2000 compliant by the middle of fiscal 1999. This contingency plan can be implemented in a matter of hours, as the proprietary computer systems have been designed to interface with payment service providers through a generic interface that can be easily modified. Value America believes that appropriate transaction processing relationships will be pre-established by June 30, 1999, and that the effort required to implement switching to a new processor, if necessary, will be primarily administrative.

         Value America funds remediation costs internally from existing working capital. To date, the incremental costs of Value America's Year 2000 remediation program have been approximately $55,000. Additional costs for hardware and outside staffing resources for Year 2000 integration testing environments could amount up to $75,000. Value America has contracted with GE Information Systems to test and validate Value America's primary EDI trading partners for Year 2000 readiness and produce a findings report. The cost of this engagement is approximately $35,000. There are currently no identified Year 2000 issues that will require equipment to be replaced; however, the Windows 95 operating system on Value America's internal desktop devices will be upgraded to Windows 98 and there may be software upgrades associated with other equipment. The upgrades are covered under current licensing agreements at no cost, and administrative costs of the upgrades are expected to be less than $25,000. Value America estimates that the additional incremental costs related to its Year 2000 remediation program will not exceed $250,000 and will not represent more than 2% of Value America's operating and capital information technology budget for 1999. In any event, Value America believes that such costs will not have a material adverse effect upon its results of operation or financial condition.


Item 3.  Changes in Information About Market Risk

         Not applicable

                           Part II. Other Information

Item 1.  Legal Proceedings


         From time to time, Value America may be involved in litigation relating to claims arising out of its operations in the normal course of business. On March 24, 1999, Coupons, Inc., a Georgia corporation allegedly doing business as "Value America," filed a complaint against Value America in the United States District Court for the Northern District of Georgia, Atlanta Division. This action relates to the use of the mark "Value America" by Value America in connection with its marketing plan. A third party granted Value America an option to obtain an assignment of the "Value America" mark in December 1997. In March 1998, Value America exercised this option and obtained an assignment of the mark. In connection with this assignment, the third party retained the exclusive right to use the "Value America" mark for preparing and disseminating advertising matter, including direct mail advertising. The third party subsequently assigned his retained rights to Coupons, Inc. In the complaint, Coupons, Inc. alleges that Value America's use of the "Value America" mark in its marketing activities is violative of Coupons, Inc.'s retained rights to the mark. The complaint alleges that Value America's actions constitute violations of federal trademark law, state law and common law. Coupons, Inc. seeks all profits from Value America's use of the mark, restitution for an unspecified amount of damages, as well as punitive damages in the amount of $1,000,000. In addition, Coupons, Inc. requests the court to issue an injunction preventing use of the "Value America" mark and order the cancellation of Value America's trademark registration for the "Value America" mark. Except as described above, Value America is not currently party to any litigation or other legal proceedings, nor is Value America aware of any planned legal action by third parties, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on Value America's business, financial condition and results of operations.

  Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On January 12, 1999, Value America sold 6,000,000 shares of 5% Cumulative Convertible Series C preferred stock ("Series C") and warrants for $60.0 million. Value Americsa sold 500,000 of the Series C shares and issued 150,000 Type D warrants each to third party investors, Mr. Frederick Smith and FDX Corporation, and sold 5,000,000 of the Series C shares and issued 1,500,000 Type D warrants, 473,724 Type E warrants and 37,843 Type F warrants to related party investors, Vulcan Ventures.

         The Type D warrants have an exercise price of $10.00 per share of common stock and are exercisable upon issuance until the earlier of January 15, 2009 or three calendar years following a qualifying public offering. If the aggregate fair value of Value America's capital stock does not exceed $600.0 million on or before the "Evaluation Date" (as defined), the exercise price of the warrants changes to $0.01. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Type E warrants are only exercisable on the "Evaluation Date" if the aggregate fair value of Value America's common stock does not exceed $600.0 million on the "Evaluation Date," and otherwise expire. Type E warrants have an exercise price of $0.01 per share of common stock and, if exercisable as described in the preceding sentence, are exercisable until the earlier of January 15, 2009 or three calendar years following a qualifying public offering. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Type F warrants have an exercise price of $0.01 per share of common stock and are exercisable upon issuance until January 15, 2009. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Series C Preferred Stock and the warrants were sold without registration in reliance on the exemption for private transactions provided in
Section 4(2) of the Securities Act of 1933, as amended.

         Pursuant to the terms of the Series C Preferred Stock, all shares of Series C preferred stock were automatically converted into an aggregate of 6,000,000 shares of common stock at the time of the April 13, 1999 closing of Value America's IPO.

         Value America paid finders' fees of $1.0 million to a stockholder for the placement of the Series C preferred stock and warrants.

         In January 1999, Value America sold 20,000 shares of common stock at $10 per share (an aggregate of $200,000) to third-party business associates or family members of directors and officers. The common stock was sold without registration in reliance on the exemption for private transactions provided in
Section 4(2) of the Securities Act of 1933, as amended.

         In January 1999, Value America issued $5.0 million of notes payable, 60,000 Type A warrants and 500,000 Type B warrants to third party investors, DBD Investors. The notes payable, Type A warrants and Type B warrants were sold without registration in reliance on the exemption for private transactions provided in Section 4(2) of the Securities Act of 1933, as amended.

         Type A warrants have an exercise price of $0.01 per share of common stock. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair value equal to the exercise price.

         Type B warrants have an exercise price of $10.00 per share of common stock. The Type B warrants were exercised upon the closing of the initial public offering on April 13, 1999.

         (d) The Company's registration statements on Form S-1 (File Nos. 333-70961 and 333-75873) relating to the offer and sale of 5,500,000 shares of common stock were declared effective by the Securities and Exchange Commission on April 6, 1999 in the case of File No. 333-70961 and automatically became effective on filing on April 8, 1999 in the case of File No. 333-75873. The offering commenced on April 8, 1999, and was completed on the same day upon sale of all offered shares. The managing underwriters for the offering were BancBoston Robertson Stephens, Volpe Brown Whelan & Company and The Robinson-Humphrey Company. The registration statements covered an aggregate of 6,325,000 shares (including 825,000 shares issued by certain of the Company's officers upon exercise of the underwriters overallotment option). The aggregate price of the offering amount registered was $145,475,000 (including $18,975,000 registered for sale by certain of the Company's officers pursuant to the overallotment option) and the aggregate price of the amount sold was $145,475,000 (including $18,975,000 sold by certain of the Company's officers pursuant to the overallotment option). The expenses incurred in the offering were as follows:

         Underwriting commissions:  $8,855,000
         Underwriting commissions on overallotment:  $1,328,250
         Estimated other expenses:  $2,800,000
         Total expenses (including commissions paid by certain officers of the Company pursuant to the overallotment option): $12,983,250

         None of the expenses were paid to any director or officer of the Company or any of their associates, to persons owning ten percent of more of any class of equity securities of the issuer or to affiliates of the issuer.

         The net proceeds of the offering to the Company after these expenses were $114.8 million. The net proceeds of the offering have been invested in money market funds, commercial paper with at least an A1P1 rating and government agency securities with maturity dates not exceeding 90 days, and will be applied to working capital as set forth in the registration statement. None of the net proceeds were paid to any director or officer of the Company or any of their associates, to persons owning ten percent of more of any class of equity securities of the issuer or to affiliates of the issuer.

Item 3.  Defaults Upon Senior Securities
sss
         Not applicable



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable



Item 5.  Other Information

         Not applicable



Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27.1 Financial Data Schedule - March 31, 1999
         Exhibit 27.2 Revised Financial Data Schedule - March 31, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Value America, Inc.

May 19, 1999                    By: /s/ Dean M. Johnson
------------                    -----------------------
Date                            Dean M. Johnson, Executive Vice President,
                                Chief Financial Officer and Director