Form 10-Q
period 1999-06-30
VALUE AMERICA INC /VA
filed 1999-08-13
CIK 1049889

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         As of August 9, 1999, there were 44,430,393 shares of common stock outstanding.
                                       1




                               Value America, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                                      INDEX
                                                                                                     Page
Part I - Financial Information...................................................................      3
      Item 1.  Consolidated Financial Statements....................................................   3
      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations....................................................................................
                                                                                                       9
      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  18
Part II - Other Information......................................................................     19
      Item 1.  Legal Proceedings....................................................................  19
      Item 2.  Changes in Securities and Use of Proceeds............................................  19
      Item 3.  Defaults Upon Senior Securities......................................................  19
      Item 4.  Submission of Matters to a Vote of Security Holders..................................  19
      Item 5.  Other Information....................................................................  19
      Item 6.  Exhibits and Reports on Form 8-K.....................................................  19








Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                               VALUE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars, except share data)

                                                                                    June 30,           December
                                                                                     1999             31, 1998
                                                                                  -------------     -------------
                                                                                   (unaudited)
                               ASSETS
Current Assets:
      Cash and cash equivalents.................................................  $    111,645       $    20,127
      Restricted cash...........................................................         2,250             5,000
      Short-term investments....................................................        31,397                --
      Accounts receivable, net of allowance of $1,534 and $1,021................         7,334             3,011
      Debt issuance costs.......................................................            --            26,095
      Inventory.................................................................         2,014               639
      Other current assets......................................................         2,691                --
                                                                                  -------------      ------------
         Total Current Assets...................................................       157,331            54,872
                                                                                  -------------      ------------
Equipment, furniture and fixtures, net..........................................         6,331             2,061
Restricted cash.................................................................         1,500             1,500
Deferred offering costs.........................................................            --             1,369
Notes receivable from officers..................................................           700               250
Other assets....................................................................           326                45
                                                                                  =============      ============
         Total Assets...........................................................  $    166,188       $    60,097
                                                                                  =============      ============

                          LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                   AND STOCKHOLDERS'EQUITY (DEFICIT)

Current Liabilities:
      Accounts payable..........................................................  $     15,893       $    15,568
      Accrued expenses..........................................................         5,413             4,515
      Deferred revenue..........................................................         3,586             2,204
      Accrued stock-based compensation..........................................         1,649             1,372
      Notes payable.............................................................            --            29,024
      Other current liabilities.................................................           270               143
                                                                                  -------------      ------------
         Total Current Liabilities..............................................        26,811            52,826
                                                                                  -------------      ------------
Deferred revenue................................................................           697               930
Other liabilities...............................................................           343                83
                                                                                  -------------      ------------
         Total Liabilities......................................................        27,851            53,839
                                                                                  -------------      ------------
Commitments and contingencies
Mandatorily Redeemable Preferred Stock:
      Series  A,  without  par  value,  convertible,   5%  cumulative  dividend;
          5,000,000 shares authorized, 0 and 5,000,000 issued and outstanding at
          June 30, 1999 and  December  31, 1998,  respectively;  redeemable  for
          $4.00 per share.......................................................            --            14,440
      Series B, without par value, convertible,  5% cumulative dividend; 617,979 shares  authorized,  0 and 617,979 issued and  outstanding at June 30,
          1999 and December 31, 1998,  respectively;  redeemable  for $60.94 per
          share................................................................             --            23,382
      Series  C,  without  par  value,  convertible,   5%  cumulative  dividend;
          6,000,000  shares  authorized (0 at December 31,  1998),  0 issued and
          outstanding; redeemable for $20.00 per share..........................            --               --
Stockholders'Equity (Deficit):
      Preferred Stock, without par value; 25,000,000 shares authorized (0 at
      December 31, 1998); 0 shares issued and outstanding.......................            --               --
      Common  stock,  without  par  value,  500,000,000  shares  authorized  and
          44,421,203 shares issued and outstanding at June 30, 1999; 100,000,000 shares  authorized  and  23,777,700  shares issued and  outstanding at
          December 31, 1998.....................................................       289,190             7,482
      Warrants..................................................................        14,926            26,585
      Unrealized loss on securities available-for-sale..........................           (41)               --
      Accumulated deficit.......................................................      (165,738)          (65,631)
                                                                                  -------------      ------------
         Total Stockholders'Equity (Deficit)....................................       138,337           (31,564)
                                                                                  -------------      ------------
         Total Liabilities, Mandatorily Redeemable Preferred Stock
             and Stockholders'Equity (Deficit)..................................
                                                                                  $    166,188       $    60,097
                                                                                  =============      ============

                              The accompanying notes are an integral part of these financial statements.


                                                       VALUE AMERICA, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands of dollars, except per share data)
                                                          (unaudited)

                                              Three Months Ended June 30,         Six Months Ended June 30,
                                             -------------------------------    -------------------------------
                                                 1999              1998             1999              1998
                                             -------------     ------------     -------------     ------------
Total Revenues.............................. $     35,804      $     5,113      $     63,806      $     7,352
Total Cost of Revenues......................       34,516            4,677            61,460            7,050
                                             -------------     ------------     -------------     ------------
Gross Margin (loss).........................        1,288              436             2,346              302
                                             -------------     ------------     -------------     ------------
Operating Expenses:
      Sales, advertising and marketing......       21,588            6,845            39,420            9,135
      General and administrative............        4,552            1,154             8,006            1,995
      Technical and system development......        3,236              622             5,571              995
      Professional fee......................           --            1,700                --            1,700
                                             -------------     ------------     -------------     ------------
         Total operating expenses...........       29,376           10,321            52,997           13,825
                                             -------------     ------------     -------------     ------------
Operating loss..............................      (28,088)          (9,885)          (50,651)         (13,523)
Other Income and Expenses:
      Interest (expense) income, net........       (3,683)              50           (15,579)             148
                                             -------------     ------------     -------------     ------------
Net Loss....................................      (31,771)          (9,835)          (66,230)         (13,375)
      Accretion and dividends on Series
      A, Series B and Series C
      redeemable preferred stock............        1,606            1,254            12,162            2,414
      Beneficial conversion feature on
      Series C redeemable preferred
      stock.................................           --               --            19,800               --
                                             -------------     ------------     -------------     ------------
Net loss available for common
stockholders................................ $    (33,377)     $   (11,089)     $    (98,192)     $   (15,789)
                                             ==============    =============    ==============    =============
Net Loss Per Common Share:
      Basic................................. $      (0.79)     $     (0.48)     $      (2.97)     $     (0.68)
                                             ==============    =============    ==============    =============
      Diluted............................... $      (0.79)     $     (0.48)     $      (2.97)     $     (0.68)
                                             ==============    =============    ==============    =============
Weighted Average Number of Shares:
      Basic.................................       42,316           23,153            33,056           23,153
                                             ==============    =============    ==============    =============
      Diluted...............................       42,316           23,153            33,056           23,153
                                             ==============    =============    ==============    =============



                              The accompanying notes are an integral part of these financial statements.




                               VALUE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands of dollars, except share data)
                                   (unaudited)

                                                                          Six Months Ended June 30,
                                                                        ------------------------------
                                                                            1999             1998
                                                                        -------------    -------------
Cash Flows From Operating Activities:
      Net loss........................................................  $   (66,230)     $   (13,375)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization................................        1,037              185
         Stock-based compensation.....................................          277              291
         Amortization of debt issuance costs..........................       19,454            1,700
      Changes in assets and liabilities:
         Accounts receivable..........................................       (4,323)          (1,541)
         Inventory....................................................       (1,375)              (5)
         Notes receivable from officers...............................         (450)              --
         Other assets.................................................       (2,972)              13
         Accounts payable.............................................          325            6,832
         Accrued expenses.............................................          898               --
         Deferred revenue.............................................        1,149            2,616
         Other liabilities............................................           21               --
                                                                        ------------     ------------
Net Cash Used In Operating Activities.................................      (52,189)          (3,284)
                                                                        ------------     ------------
Cash Flows From Investing Activities:
      Restricted cash.................................................        2,750           (2,250)
      Purchases of short-term investments.............................      (31,438)               --
      Capital expenditures............................................       (4,852)          (1,085)
                                                                        ------------     ------------
Net Cash Used In Investing Activities.................................      (33,540)          (3,335)
                                                                        ------------     ------------
Cash Flows From Financing Activities:
      Principal payments under capital lease obligations..............          (89)             (35)
      Proceeds from issuance of common stock..........................      126,700               --
      Proceeds from issuance of preferred stock and warrants..........       60,000           18,830
      Proceeds from exercise of common stock warrants.................           10               --
      Proceeds from exercise of common stock options..................          675               --
      Payment of offering costs.......................................      (13,134)          (2,119)
      Proceeds from issuance of debt and warrants.....................        5,000               --
      Dividends paid..................................................       (1,915)            (145)
                                                                        ------------     ------------
Net Cash Provided By Financing Activities.............................      177,247           16,531
                                                                        ------------     ------------
Net Increase  In Cash and Cash Equivalents............................       91,518            9,912
Cash and Cash Equivalents, Beginning of Period........................       20,127           10,341
                                                                        ============     ============
Cash and cash equivalents, end of period..............................  $   111,645      $    20,253
                                                                        ============     ============
Non-cash investing and financing transactions:
      Accretion and dividends on redeemable preferred stock...........  $    12,162      $     2,414
                                                                        ============     ============
      Beneficial conversion feature related to issuance of
      preferred stock.................................................  $    19,800      $        --
                                                                        ============     ============
      Issuance of warrants with notes payable.........................  $     4,539      $        --
                                                                        ============     ============
      Issuance of common stock on preferred stock conversion..........  $   117,388      $        --
                                                                        ============     ============
      Issuance of common stock on exercise of warrants................  $    49,073      $        --
                                                                        ============     ============
      Fair value adjustment to securities available-for-sale..........  $        41      $        --
                                                                        ============     ============
      Acquisition of assets under capital lease.......................  $       455      $        --
                                                                        ============     ============

                              The accompanying notes are an integral part of these financial statements.

                                                                5

                               VALUE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)
1.       Description of Business

      Value America, Inc. ("Value America" or the "Company") is an Internet-based retailer that sells a large selection of high quality, brand name products and services at competitive prices to both consumers and businesses. Additionally, Value America develops and maintains custom multi-media presentations for the products and services featured on its online store and offers opportunities for advertising on its online store. On May 5, 1999, the Company formed ServeAmerica.com, Inc. ("ServeAmerica"), a Delaware corporation. ServeAmerica, a wholly owned subsidiary of the Company, was capitalized with 1,000 shares of $0.001 par value common stock. ServeAmerica had 100 shares of common stock issued and outstanding at June 30, 1999. ServeAmerica has not conducted any operations from inception through June 30, 1999.

2.       Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Value America's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999. Certain prior years' information has been reclassified to conform with the current year's presentation.

3.   Initial Public Offering

         On April 13, 1999 the Company closed its initial public offering with the sale of 5,500,000 shares of common stock at an initial public offering price of $23 share. Upon the closing of the initial public offering the following events occurred:

o all of the outstanding shares of Value America's convertible preferred stock converted into 10,737,162 shares of common stock,
o $34.0 million principal amount of notes payable was cancelled through the exercise of Type B warrants resulting in the issuance of 3,400,000 shares of common stock,
o unamortized debt issuance costs of $3.7 million were expensed as interest expense and $12.5 million was reclassified to common stock, upon cancellation of the $34.0 million principal amount of notes payable, and
o accrued dividends of approximately $1.9 million on Value America's Series A, B and C convertible preferred stock were paid.

The net proceeds to the Company from the Offering, after deducting underwriting discounts, commissions and expenses, were $113.4 million. The proceeds of the offering, which will be used by the Company for working capital and other general corporate purposes, have been invested in money market funds, commercial paper with at least an A1P1 rating, auction rate preferred securities and government securities.

4.   Debt

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

         On April 13, 1999, the closing date of Value America's initial public offering ("IPO"), the principal amount of the debt was repaid through exercise of the Type B warrants for common stock pursuant to the Agreement. The unamortized portion of the debt issuance costs attributable to the Type B warrants of $12.5 million was recorded in the equity accounts and the unamortized portion of the debt issuance costs attributable to the Type A and Type C warrants of $3.7 million was recorded as interest expense. This amortization does not affect Value America's cash flows. During the three month period ended June 30, 1999, 166,500 Type A warrants were exercised. As of June 30, 1999, Value America had 241,500 Type A warrants, no Type B warrants and 325,000 Type C warrants outstanding.

5.   Mandatorily Redeemable Preferred Stock and Stockholders' Equity

         On January 12, 1999, Value America sold 6,000,000 shares of 5% Cumulative Convertible Series C preferred stock ("Series C") and warrants for $60.0 million. Value America sold 5,000,000 of the Series C shares to a related party and 1,000,000 of the Series D shares to third party investors. Value America issued 1,800,000 Type D common stock warrants, 473,724 Type E common stock warrants, and 37,843 Type F common stock warrants in connection with the Series C stock. These Series C shares are convertible at the option of the holder into an equal number of shares of common stock upon the earlier of January 12, 2000, a qualifying public offering or a change in control. Series C stockholders are entitled to the number of votes equal to the largest number of common shares into which the shares can be converted.

         The Type D warrants have an exercise price of $10.00 per share of common stock and are exercisable upon issuance until April 13, 2002. If the aggregate fair value of Value America's capital stock does not exceed $600.0 million on or before the "Evaluation Date" (as defined), the exercise price of the warrants changes to $0.01. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Type E warrants are only exercisable on the "Evaluation Date" if the aggregate fair value of Value America's common stock does not exceed $600.0 million on the "Evaluation Date," and otherwise expire. Type E warrants have an exercise price of $0.01 per share of common stock and, if exercisable as described in the preceding sentence, are exercisable until April 13, 2002. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

         The Type F warrants have an exercise price of $0.01 per share of common stock and are exercisable upon issuance until January 15, 2009. The exercise price is payable in cash or by Value America not issuing that number of shares having a market value equal to the exercise price.

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

         On April 13, 1999, the closing date of Value America's IPO, the Series C preferred stock converted into common stock in accordance with the terms of the Series C Preferred Stock Agreement. In addition, the Type E warrants lapsed in accordance with the Type E Warrant Agreement. On June 30, 1999, Value America had 1,800,000 Type D warrants, no Type E warrants, and 36,660 Type F warrants outstanding.

         Value America paid finders' fees of $1.0 million to a stockholder for the placement of the Series C preferred stock. This amount was recorded as a reduction of the related proceeds.

         In January 1999, Value America sold 20,000 shares of common stock at $10 per share to third parties.

6.   Net Loss Available for Common Stockholders

      Net loss available for common stockholders is comprised of net loss plus accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock. Net loss available for common shareholders for the three- and six-month periods ended June 30, 1999 was $33.4 million ($0.79 per share) and $98.2 million ($2.97 per share), respectively. Net loss prior to consideration of accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock was $31.8 million ($0.75 per share) and $66.2 million ($2.00 per share), respectively, for the three- and six-month periods ended June 30, 1999 and $9.8 million and $13.4 million for the three- and six-month periods ended June 30, 1998. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999 and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows.

7.   Commitments and Contingencies

         From time to time, Value America may be involved in litigation relating to claims arising out of its operations in the normal course of business. On March 24, 1999, Coupons, Inc., a Georgia corporation allegedly doing business as "Value America," filed a complaint against Value America in the United States District Court for the Northern District of Georgia, Atlanta Division. This action relates to the use of the mark "Value America" by Value America in connection with its marketing plan. A third party granted Value America an option to obtain an assignment of the "Value America" mark in December 1997. In March 1998, Value America exercised this option and obtained an assignment of the mark. In connection with this assignment, the third party retained the exclusive right to use the "Value America" mark for preparing and disseminating advertising matter, including direct mail advertising. The third party subsequently assigned his retained rights to Coupons, Inc. In the complaint, Coupons, Inc. alleges that Value America's use of the "Value America" mark in its marketing activities is violative of Coupons, Inc.'s retained rights to the mark. The complaint alleges that Value America's actions constitute violations of federal trademark law, state law and common law. Coupons, Inc. seeks all profits from Value America's use of the mark, restitution for an unspecified amount of damages, as well as punitive damages in the amount of $1,000,000. In addition, Coupons, Inc. requested the court to issue an injunction preventing use of the "Value America" mark and order the cancellation of Value America's trademark registration for the "Value America" mark. We have filed a motion to dismiss and believe that we have valid disputes to each of the claims asserted by Coupons, Inc.

         Except as described above, Value America is not currently party to any litigation or other legal proceedings, nor is Value America aware of any planned legal action by third parties, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on Value America's business, financial condition and results of operations.

         The Company has an agreement to purchase certain information technology services and licenses through January 1, 2000. The total commitments remaining under the agreement approximated $3.9 million as of June 30, 1999. In addition the company has committed approximately $1.4 million under capital lease arrangements for the purchase of equipment and maintenance agreements.

 8.   Related Party Transactions

         During the quarter ended June 30, 1999, Value America received notes from its officers in the amount of $450,000. The notes bear interest at 6.75% annually with interest and principal due in one year and over a two year period.

9.   Subsequent Events

         On July 2, 1999, the Company purchased 200,000 shares of common stock from WebGalaxy, Inc. for $2 per share and detachable warrants to purchase 200,000 shares of common stock at $3 per share until July 2000 and $4 per share thereafter.

           On July 15, 1999, the Board of Directors of the Company adopted the Value America, Inc. 1999 Stock Incentive Plan (the "Plan"). The Company has reserved 2,350,000 shares of common stock for issuance under the Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations"of Value America, Inc.("Value America" or the "Company") contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate,""believe,""plan,""estimate,""expect,""seek"and "intend,"and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in "Overview,""Liquidity and Capital Resources,"and "Additional Factors That May Affect Future Results"included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"and in the "Risk Factors"section of the Company's prospectus filed with the SEC pursuant to Rule 424(b)(1) on April 8, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail industries, and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

Overview

         Value America's revenues are derived from three sources: (a) sales of products through Value America's online store, (b) fees collected from manufacturers for the preparation and hosting of product presentations and listing of manufacturers' products available for purchase on the online store, and (c) advertising on the online store. Value America's vendors ship products directly to the customer typically within one to two days after a customer places an order. Revenues from product sales are recognized upon shipment from the vendor. Value America is responsible for selling the merchandise, collecting payment from the customer, ensuring that the shipment reaches the customer and processing returns. Value America generally takes title to products upon shipment and bears the risk of loss for collection, delivery and merchandise returns from customers. Value America occasionally purchases merchandise prior to receiving customer orders and records such merchandise as inventory until shipped to customers. Value America accrues a reserve for estimated product returns at the time of sale.

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

         Value America sells advertising space to vendors on its online store. Innovative multimedia advertisements highlight products and their benefits. Additionally, Value America sends Electronic Direct Mail ("EDM") to its members to keep them informed about special promotions. Advertising revenue is recognized over the period in which the related advertisement is offered on the online store or when the EDM is sent. Value America recognizes the costs of developing these advertisements and EDMs as incurred.

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

         Value America expects that its operating expenses will increase significantly during the foreseeable future as the result of its plans to: increase expenditures on marketing, advertising and promotion, hire additional personnel, enhance existing store operations and to support new strategic vendor relationships. Value America expects to incur substantial operating losses for the foreseeable future. Although Value America has experienced significant growth in revenue, there can be no assurance that Value America's revenue will continue at its current level or increase. Value America has a limited operating history upon which to base an evaluation of Value America and its business. Value America's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce.

Results Of Operations
Second Quarter 1999 Compared with Second Quarter 1998

     Revenues

         Revenues primarily consist of product sales including shipping through Value America's online store, product presentation and listing fees, advertising and shipping. For the quarter ended June 30, 1999, revenues totaled $35.8 million representing a 600% increase from $5.1 million for the quarter ended June 30, 1998. Revenues from product sales were $34.4 million for the quarter ended June 30, 1999, compared to $4.8 million for the quarter ended June 30, 1998, representing an increase of 617%. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's expanding array of merchandise.

         Revenues from advertising and other were $1.4 million for the quarter ended June 30, 1999, an increase of 367% compared to $0.3 million for the quarter ended June 30, 1998. The increase in advertising revenues is driven by two new initiatives that commenced in the first quarter of 1999: advertising on Value America's web site and direct advertising through EDM. Value America recognized approximately $0.9 million in web site advertising and EDM advertising in the quarter ended June 30, 1999, compared to $0 in the quarter ended June 30, 1998. Product presentation listing fees, which are included in advertising and other revenue increased to approximately $0.5 in the second quarter of 1999, compared to $0.3 in the second quarter of 1998. This increase in product presentation listing fees reflects the increase in brand offerings on Value America's online store.

         Charges to customers for shipping, which represent approximately $1.6 million and $40,000 of revenue for the quarters ended June 30, 1999 and 1998, respectively, are classified in revenue. For the quarter ended June 30, 1999, product returns as a percentage of sales due to defective products and shipping damage were approximately 2.86%. Returns due to customer satisfaction were approximately 2.78%. Returns due to other reasons were approximately 0.58%. For the quarter ended June 30, 1998, total product returns as a percentage of sales were approximately 0.4%.

     Cost of Revenues

         Cost of revenues primarily consists of payments to third party suppliers for merchandise and shipping. Value America incurred $34.5 million of cost of revenues for the quarter ended June 30, 1999. For the quarter ended June 30, 1998, cost of revenues totaled $4.7 million. Cost of revenues represent 96.4% and 91.5% of revenues for the quarters ended June 30, 1999 and 1998, respectively.

         Value America's gross margin has increased from $0.4 million for the quarter ended June 30, 1998 to $1.3 million for the quarter ended June 30, 1999. This increase is due to the strong margins earned on advertising revenues. Product sales resulted in gross margins of $54,000 and $255,000 for the quarters ended June 30, 1999 and 1998, respectively. Value America continues to utilize a short-term strategy of selectively accepting narrow margins on product sales and losses on shipping charges to maximize sales volumes and brand awareness.

     Sales, Advertising and Marketing

         Sales, advertising and marketing expenses consist of costs associated with promoting Value America's online store to potential customers and vendors, as well as payroll and related expenses and credit card fees. Sales, advertising and marketing expenses increased from $6.8 million for the quarter ended June 30, 1998 to $21.6 million for the quarter ended June 30, 1999. The increase primarily reflected the beginning of Value America's advertising campaign in late January 1998, an increase in the number of merchandising, advertising and promotion department employees, and a general increase in the level of Value America's promotional activities. As a percent of sales these expenses have decreased from 134% for the quarter ended June 30, 1998 to 60% for the quarter ended June 30, 1999. Advertising and promotional expenses increased from $6.1 million for the quarter ended June 30, 1998 to $15.5 million for the quarter ended June 30, 1999, net of cooperative advertising of approximately $0 for the quarter ended June 30, 1998 and $1.3 million for the quarter ended June 30, 1999. Payroll expenses relating to merchandising, advertising and promotion departments increased from $0.6 million for the quarter ended June 30, 1998 to $2.6 million for the quarter ended June 30, 1999. Value America intends to increase its sales, advertising and marketing expenses significantly for the foreseeable future, as it continues to expand its operations.

     General and Administrative

         General and administrative expenses consist of management and executive compensation, professional services, bad debts and general corporate expenses, such as rent, depreciation and telephone expenses. General and administrative expenses increased from $1.2 million for the quarter ended June 30, 1998 to $4.6 million for the quarter ended June 30, 1999. This increase reflected the hiring of additional executive management and increased facilities charges to support rapidly expanding operations. Payroll expenses relating to general and administrative personnel increased from $0.5 million for the quarter ended June 30, 1998 to $1.8 million in the quarter ended June 30, 1999. Value America expects that general and administrative expenses will continue to increase significantly for the foreseeable future, as it continues to expand its operations.

     Technical and System Development

         Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support Value America's online store, including employee compensation and the cost of designing, developing and improving store content, Internet connectivity, operations  and  reporting.  Due to the  rapid  rate of  changes  in  associated technology and Value America's business, these expenses are expensed as incurred. Technical and system development expenses increased from $0.6 million for the quarter ended June 30, 1998 to $3.2 million for the quarter ended June 30, 1999. This increase principally reflected higher payroll and consulting expenses. Payroll expenses related to technical and system development increased from $0.2 million for the quarter ended June 30, 1998 to $1.7 million for the quarter ended June 30, 1999. Payments to outside consultants totaled $0.3 million  for the quarter  ended June 30,  1998 and $0.5  million for the quarter ended June 30, 1999. Value America expects that technical and systems development expenses will continue to increase for the foreseeable future.

     Interest Income (Expense), Net

         Interest expense of $5.3 million for the quarter ended June 30, 1999, which consisted primarily of the amortization of $3.7 million in debt issuance costs related to the $34.0 million note payable, was offset by interest income earned on the proceeds from the debt and preferred stock issuances in the fourth quarter of 1998 and the first quarter of 1999 of $1.6 million. This charge has no effect on the Company's cash flows.

     Income Taxes

         Value America provided $0 for income taxes for the three- and six-month periods ended June 30, 1999 and 1998, since it incurred a net loss for those periods.

      Net Loss Available for Common Stockholders

         Net loss available for common stockholders is comprised of net loss plus accretion and dividends on the Series C redeemable preferred stock. Net loss available for common shareholders for the quarter ended June 30, 1999, was $33.4 million or $0.79 per share. Net loss prior to consideration of accretion and dividends on preferred stock was $31.8 million or $0.75 per share for the quarter ended June 30, 1999. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. There will be no future accretion or dividend charges in connection with Series A, Series B and Series C because these securities were converted to common upon the closing of the IPO. The recording of accretion does not affect the Company's cash flows.

Results Of Operations
Six Months 1999 Compared with Six Months 1998

     Revenues

         For the first six months of 1999, revenues totaled $63.8 million up from $7.4 million for the first six months of 1998,an increase of 768%. Revenues from product sales were $60.8 million for the six months ended June 30, 1999, compared to $6.8 million for the six months ended June 30, 1998,an increase of 790%. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's expanding array of merchandise.

         Revenues from advertising and other were $3.0 million for the six months ended June 30, 1999, compared to $0.5 million for the six months ended June 30, 1998. The increase in advertising revenues is driven by two new initiatives in 1999: advertising on Value America's web site and direct advertising through EDM. Value America recognized approximately $2.1 million in web site advertising and EDM advertising in the six months ended June 30, 1999, compared to $0 in the six months ended June 30, 1998. Product presentation listing fees, which are also included in advertising and other revenue,increased to approximately $0.9 million in the first six months of 1999, compared to $0.5 million in the first six months of 1998. This increase in product presentation listing fees reflects the increase in brand offerings on Value America's online store.

         Charges to customers for shipping, which represent approximately $2.5 million and $68,000 of revenue for the six months ended June 30, 1999 and 1998, respectively, are reported as revenue. Prior to January 1, 1999, revenue generated from shipping was recorded as a reduction of the related cost of shipping. All 1998 amounts presented have been adjusted to reflect this classification change. For the six months ended June 30, 1999 and 1998, product returns and cancellations, including product returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of sales, were approximately 5.6% and 0.3%, respectively.

     Cost of Revenues

         Value America incurred $61.5 million of cost of revenues for the six months ended June 30, 1999. For the six months ended June 30, 1998, cost of revenues totaled $7.1 million. Cost of revenues represent 96.3% and 95.9% of revenues for the six months ended June 30, 1999 and 1998, respectively. Revenues in the six months ended June 30, 1999 include approximately $400,000 of products sales for which the products were shipped and the related cost of sales were recorded in 1998.

         Value America's gross margin has increased from $0.3 million for the six months ended June 30, 1998 to $2.3 million for the six months ended June 30, 1999. This increase is due to the strong margins earned on advertising revenues. The Company incurred a negative product sales margin of $0.3 million and positive margin of $0.2 million for the six months ended June 30, 1999 and 1998, respectively. The negative product gross margin is due to Value America's continued short-term strategy to selectively accept narrow margins on product sales to attain increased volumes and brand awareness and losses on shipping charges.

     Sales, Advertising and Marketing

         Sales, advertising and marketing expenses increased from $9.1 million for the six months ended June 30, 1998 to $39.4 million for the six months ended June 30, 1999. The increase primarily reflected the beginning of Value America's advertising campaign in late January 1998, an increase in the number of merchandising, advertising and promotion department employees, and a general increase in the level of Value America's promotional activities. Advertising and promotional expenses increased from $8.0 million for the six months ended June 30, 1998 to $29.2 million for the six months ended June 30, 1999, net of cooperative advertising of approximately $0 for the six months ended June 30, 1998 and $3.9 million for the six months ended June 30, 1999. Payroll expenses relating to merchandising, advertising and promotion departments increased from $0.9 million for the six months ended June 30, 1998 to $4.7 million for the six months ended June 30, 1999. Value America intends to increase its sales, advertising and marketing expenses significantly for the foreseeable future, as it continues to expand its operations.

     General and Administrative

         General and administrative expenses increased from $2.0 million for the six months ended June 30, 1998 to $8.0 million for the six months ended June 30, 1999. This increase reflected the hiring of additional management and customer service personnel, the incurrence of increased facilities charges and substantially increased activity levels to support the expansion of Value America's operation, all of which were undertaken in late 1997 and continued into 1998 and 1999. Payroll expenses relating to general and administrative personnel increased from $0.8 million for the six months ended June 30, 1998 to $2.7 million in the six months ended June 30, 1999. Value America expects that general and administrative expenses will continue to increase significantly for the foreseeable future, as it continues to expand its operations.

     Technical and System Development

         Technical and system development expenses increased from $1.0 million for the six months ended June 30, 1998 to $5.6 million for the six months ended June 30, 1999. This increase principally reflected higher payroll and consulting expenses. Payroll expenses related to technical and system development increased from $0.4 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. Payments to outside consultants totaled $0.4 million for the six months ended June 30, 1998 and $1.9 million for the six months ended June 30, 1999. Value America expects that technical and systems development expenses will continue to increase for the foreseeable future.

     Interest Income (Expense), Net

         Interest expense of $15.6 million for the six months ended June 30, 1999 consisted primarily of the amortization of $17.1 million in debt issuance costs related to the $34.0 million note payable, which was offset by interest income earned on the proceeds from the debt and preferred stock issuances in the fourth quarter of 1998 and the first quarter of 1999. This charge has no effect on the Company's cash flows.

      Net Loss Available for Common Stockholders

         Net loss available for common stockholders is comprised of net loss plus accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock. Net loss available for common shareholders for the six months ended June 30, 1999, was $98.2 million or $2.97 per share. Net loss prior to consideration of accretion, dividends and the beneficial conversion feature on the Series C redeemable preferred stock was $66.2 million or $2.00 per share. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999, and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows. Because the preferred stock was converted to common stock there will not be any future accretion or dividend charges in connection with 1998 and first quarter 1999 issuances of preferred stock.

Liquidity and Capital Resources

         Since inception, Value America has financed its operations primarily from capital contributions from stockholders and from amounts paid by vendors for product presentations. During the year ended December 31, 1997, Value America received proceeds of $10.2 million from the sale of Series A redeemable preferred stock, common stock and warrants. During the year ended December 31, 1998, Value America issued:

     o $18.8 million of Series B redeemable preferred stock;
     o $29.0 million of notes payable and related warrants to purchase 3,573,000 shares of common stock; and
     o 625,200 shares of common stock and related warrants to purchase 118,320 shares of common stock for $6.3 million.

In the six months ended June 30, 1999, Value America issued:

     o $60.0 million of Series C redeemable preferred stock and related warrants to purchase  2,311,567 shares of common stock; o $5.0 million of notes payable and related warrants to purchase 560,000 shares of common stock;
     o 20,000 shares of common stock for $200,000; and o 5,500,000 shares of common share at $23 per share resulting in proceeds of $113.4 million, net of underwriting discounts and expenses.

         Upon the closing of the IPO, the Series A, B and C redeemable preferred stock were converted into 10,737,162 shares of common stock and the $34.0 million of notes payable were cancelled with the exercise of warrants resulting in the issuance of 3,400,000 shares of common stock.

         In connection with the 1998 and 1999 issuance of notes payable,Value America allocated $31.1 million to warrants,which represents their fair value. The resulting debt issuance costs were amortized as interest expense until conversion on April 13, 1999.

         As of April 13, 1999, the outstanding principal amount of the note payable was converted into common stock. Interest expense of $3.7 million was recorded in the second quarter of 1999 representing amortization of debt issuance costs. Value America also recorded $12.5 million to equity, representing the unamortized issuance costs on Type B warrants. The charge to interest expense does not affect Value America's cash flows.

         In connection with the January 1999 issuance of the Series C preferred stock and warrants, Value America allocated $11.4 million for the warrants to stockholders' equity and $48.6 million to the Series C preferred stock, based upon their relative fair values. Value America recorded accretion to periodically increase the carrying value of the preferred stock to its redemption value of $120.0 million by the redemption date. Value America recorded accretion of $1.3 million in the second quarter of 1999 on the Series A, Series B and Series C preferred stock. The recording of accretion does not affect the Company's cash flows.

         Net cash used in operating activities was $3.3 million for the six months ended June 30, 1998, and $52.2 million for the six months ended June 30, 1999. Net cash used in operating activities in the six months ended June 30, 1999 was due primarily to (a) the net loss of $66.2 million and (b) a $4.3 million increase in accounts receivable, both associated with the growth in revenues and increased cash required to fund operating activities. The increase in accounts receivable was offset by an increase in amortization of debt issuance costs of $19.5 million. Value America has historically financed its operating activities primarily through the aforementioned capital contributions by stockholders and other parties.

         Value America has an unsecured $5.0 million line of credit from Wachovia Bank, N.A. This line bears interest on advanced funds at Prime less 0.5% and expires on June 1, 2000. The terms of the agreement prohibit the Company from having a significant change in control, ownership, or legal structure, except for primary and secondary offerings of equity securities to the public, without Wachovia's consent. In addition, during the agreement the Company is required to maintain unencumbered liquidity of $25 million. As of June 30, 1999, we had not drawn any amounts under this line of credit.

         Value America has obtained stand-by letters of credit in favor of vendors totaling $2.3 million. Each letter of credit is secured by a certificate of deposit. These standby letters of credit expire through August 2000 and are callable if Value America defaults in the payments of trade payables to the secured vendors.

         Additionally, Value America has a two-year agreement with a credit card processor in which the credit card processor has a first priority lien and security interest in a $1.5 million cash deposit account, to cover potential charge backs. The agreement, which expires in April 2000, may be terminated by either party and the credit card processor can require Value America to maintain the cash deposit account for up to 10 months following termination.

         Value America incurred capital expenditures of $4.9 million in the six months ended June 30, 1999 compared to $1.1 in the six months ended June 30, 1998. The increase in expenditures is primarily for computer equipment and furniture and fixtures associated with Value America's continued new employee growth, move to new facilities and continued systems development and procurement.

         Value America plans to increase its operating expenses significantly in order to:

o        increase the size of its staff;
o        expand its marketing and advertising efforts;
o        increase its technical and systems development efforts;
o        improve and maintain its controls, systems and procedures; and
o        support its growing infrastructure.

As a result, Value America may experience substantial quarterly net losses for the foreseeable future.

         The Company has an agreement to purchase certain information technology services and licenses through January 1, 2000. The total commitments remaining under the agreement approximated $3.9 million as of June 30, 1999. In addition the Company has committed approximately $1.4 million under capital lease arrangements for the purchase of equipment and maintenance agreements.

         Value America believes that its existing capital resources, including the net proceeds from its IPO will be sufficient to fund its operations for at least 12 months. However, this period may be shorter if the Company finds and decides to take advantage of business opportunities that exceed current expectations but that we determine are desirable and feasible. Thereafter, if cash generated from operations is insufficient to satisfy Value America's liquidity requirements, Value America may seek to sell additional equity or convertible debt securities or obtain a larger credit facility.

Additional Factors that May Affect Future Results

         In addition to the factors discussed in the "Overview"section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", including among others, the Company's limited operating history, the unpredictability of its future revenues and the unpredictable and evolving nature of its business model, the following additional factors may affect the Company's future results.

         The Company may be unable to attract customers and process sales if management does not maintain and build relationships with manufacturers, vendors and other third parties. The Company is entirely dependent upon manufacturers and distributors to provide merchandise for sale in our online store. In the six months of 1999, goods manufactured by IBM represented approximately 36% of our net sales and goods manufactured by Proteva and Hewlett-Packard represented approximately 11% and 9% of net sales, respectively. If we do not maintain our existing relationships with product vendors on acceptable commercial terms or if we do not establish similar relationships with vendors of other products that our customers want, we may not be able to offer a desirable selection of merchandise and customers may choose not to shop at our online store. In addition, vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. For example, from February 19, 1999 to May 4, 1999 Compaq Computer temporarily suspended sales of its Presario line of computers through companies that sell exclusively over the Internet, including Value America. We believe Compaq took this action in order to give it time to address pricing concerns of traditional resellers.

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

         Value America has completed its initial assessment of its Year 2000 readiness, and it will continue to assess its readiness as it develops and expands its infrastructure and operations. This assessment included a review of Value America's internal information technology systems, non-information technology systems and the systems of third parties upon which Value America may rely. Value America is conducting Year 2000 compliance verification and validation, primarily using internal resources. Although Value America has developed its proprietary computer systems to specifically address Year 2000 issues, there can be no assurance that Value America's systems, as a whole, are Year 2000 compliant. This is because Value America utilizes third-party equipment and software that may or may not be Year 2000 compliant. Consequently,

Value America's ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. Value America has obtained statements of Year 2000 compliance from third party technology providers associated with Value America's core information systems infrastructure, and Value America plans to conduct Year 2000 testing on its systems beginning in the third quarter of 1999 to verify that the systems are Year 2000 compliant. No internal information technology projects have been deferred due to Value America's Year 2000 remediation program. Value America believes that the remediation program will have no material adverse effect on current or anticipated internal information technology projects.

         Value America has initiated formal communications with all of the suppliers presented in Value America's online store to determine the extent to which Value America is vulnerable to those third parties' failures to remediate their own Year 2000 issues. For suppliers with which Value America communicates order, invoice, and inventory information via electronic data interchange ("EDI"), Value America is switching to a Year 2000-compliant standard format. In some cases, suppliers use corporate systems or EDI mappings designed to avoid Year 2000 problems. Since January 1999, Value America has encouraged its suppliers to migrate to the Year 2000-compliant EDI format. Value America anticipates that all current suppliers either are in compliance with Year 2000 requirements or will migrate to the Year 2000 compliant format by September 30, 1999. If some suppliers do not achieve Year 2000 compliance, these suppliers may be unable to effectively operate. Consequently, Value America may seek additional suppliers of quality products to replace those burdened with Year 2000 remediation difficulties. Because Value America's order processing systems can transparently maintain multiple suppliers for products, Value America can obtain contingency suppliers with only minor administrative and EDI setup costs.

         In addition, Value America is evaluating Year 2000 compliance by credit card processors and other financial intermediaries through which transactions are processed when Value America's customers purchase goods from Value America's online store. Due to the complexity of these transaction processing systems and the fact that Value America has no direct control over them, Value America is in the process of securing a secondary source for financial transaction processing as a backup measure. Value America has a contingency plan for switching to this new source in the event its current credit card processor is not able to be Year 2000 compliant by September 30, 1999.

         Value America funds remediation costs internally from existing working capital. To date, the incremental costs of Value America's Year 2000 remediation program have been approximately $55,000. Additional costs for hardware and outside staffing resources for Year 2000 integration testing environments could amount up to $75,000. Value America has contracted with GE Information Systems to test and validate Value America's primary EDI trading partners for Year 2000 readiness and produce a findings report. The cost of this engagement is approximately $35,000. There are currently no identified Year 2000 issues that will require equipment to be replaced. However, all Windows operating systems on Value America's internal desktop devices will be upgraded to make them Year 2000 compliant, and there may be software upgrades associated with other equipment. The desktop upgrades are covered under current licensing agreements at no cost, and administrative costs of the upgrades are expected to be less than $25,000. Value America estimates that the additional incremental costs related to its Year 2000 remediation program will not exceed $250,000 and will not represent more than 2% of Value America's operating and capital information technology budget for 1999. In any event, Value America believes that such costs will not have a material adverse effect upon its results of operation or financial condition.

Subsequent Events

         On July 2, 1999, the Company purchased 200,000 shares of common stock from WebGalaxy, Inc. for $2 per share and detachable warrants to purchase 200,000 shares of common stock at $3 per share until July 2000 and $4 per share thereafter.

         On July 15, 1999, the Board of Directors of the Company adopted the Value America, Inc. 1999 Stock Incentive Plan (the "Plan"). The Company has reserved 2,350,000 shares of common stock for issuance under the Plan.

Item 3.  Changes in Information About Market Risk

         The Company is subject to interest rate risk on its investment portfolio. If market rates were to increase immediately and uniformly by 10% from the level at June 30, 1999, the change tothe Company's interest sensitive investments would have an immaterial effect on the Company's financial position, results of operations and cash flows over the next fiscal year.

                           Part II. Other Information

Item 1.  Legal Proceedings

         From time to time, Value America may be involved in litigation relating to claims arising out of its operations in the normal course of business. On March 24, 1999, Coupons, Inc., a Georgia corporation allegedly doing business as "Value America," filed a complaint against Value America in the United States District Court for the Northern District of Georgia, Atlanta Division. This action relates to the use of the mark "Value America" by Value America in connection with its marketing plan. A third party granted Value America an option to obtain an assignment of the "Value America" mark in December 1997. In March 1998, Value America exercised this option and obtained an assignment of the mark. In connection with this assignment, the third party retained the exclusive right to use the "Value America" mark for preparing and disseminating advertising matter, including direct mail advertising. The third party subsequently assigned his retained rights to Coupons, Inc. In the complaint, Coupons, Inc. alleges that Value America's use of the "Value America" mark in its marketing activities is violative of Coupons, Inc.'s retained rights to the mark. The complaint alleges that Value America's actions constitute violations of federal trademark law, state law and common law. Coupons, Inc. seeks all profits from Value America's use of the mark, restitution for an unspecified amount of damages, as well as punitive damages in the amount of $1,000,000. In addition, Coupons, Inc. requested the court to issue an injunction preventing use of the "Value America" mark and order the cancellation of Value America's trademark registration for the "Value America" mark. We have filed a motion to dismiss and believe that we have valid defenses to each of the claims asserted by Coupons, Inc.

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

         Not applicable.



Item 3.  Defaults Upon Senior Securities

         Not applicable



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable



Item 5.  Other Information

         Not applicable



Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27.1 Financial Data Schedule June 30, 1999
         Exhibit 27.2 Restated Financial Data Schedule June 30, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Value America, Inc.

_____                                By:  /s/ Dean M. Johnson

Date                                 Dean M. Johnson, Executive Vice President
                                    and Chief Financial Officer