Form 10-Q
period 1999-09-30
VALUE AMERICA INC /VA
filed 1999-11-12
CIK 1049889

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         As of November 8, 1999, there were 44,753,705 shares of common stock outstanding.



                                                          Value America, Inc.

                                                               FORM 10-Q
                                               For the Quarter Ended September 30, 1999

                                                                 INDEX

                                                                                                     Page
Part I - Financial Information......................................................................   3
      Item 1.  Consolidated Financial Statements....................................................   3
      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations...........................................................................   8
      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  16
Part II - Other Information.........................................................................  17
      Item 1.  Legal Proceedings....................................................................  17
      Item 2.  Changes in Securities and Use of Proceeds............................................  17
      Item 3.  Defaults Upon Senior Securities......................................................  17
      Item 4.  Submission of Matters to a Vote of Security Holders..................................  17
      Item 5.  Other Information....................................................................  17
      Item 6.  Exhibits and Reports on Form 8-K.....................................................  17







Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                                                          VALUE AMERICA, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                             (in thousands of dollars, except share data)

                                                                             September 30,      December 31,
                                                                                 1999               1998
                                                                             --------------     -------------
                                                                              (unaudited)
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents............................................  $     85,714       $    20,127
      Restricted cash......................................................         5,250             5,000
      Short-term investments...............................................        30,221                --
      Accounts receivable, net of allowance of $1,131 and $1,021...........        10,830             3,011
      Debt issuance costs..................................................            --            26,095
      Inventory............................................................         1,805               639
      Other current assets.................................................         2,622                --
                                                                             -------------      ------------
         TOTAL CURRENT ASSETS..............................................       136,442            54,872
                                                                             -------------      ------------
Equipment, furniture and fixtures, net.....................................        16,393             2,061
Restricted cash............................................................            --             1,500
Long-term investments......................................................         1,486                --
Deferred offering costs....................................................            --             1,369
Notes receivable from officers.............................................         1,200               250
Goodwill...................................................................         1,344                --
Other assets...............................................................           428                45
                                                                             =============      ============
         TOTAL ASSETS......................................................  $    157,293       $    60,097
                                                                             =============      ============
                            LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                     AND STOCKHOLDERS'EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Accounts payable.....................................................  $     27,649       $    15,568
      Accrued expenses.....................................................         7,433             4,515
      Deferred revenue.....................................................         5,385             2,204
      Accrued stock-based compensation.....................................         2,235             1,372
      Notes payable........................................................            --            29,024
      Other current liabilities............................................         3,863               143
                                                                             -------------      ------------
         TOTAL CURRENT LIABILITIES.........................................        46,565            52,826
                                                                             -------------      ------------
Deferred revenue...........................................................           106               930
Other liabilities..........................................................         2,768                83
                                                                             -------------      ------------
         TOTAL LIABILITIES.................................................        49,439            53,839
                                                                             -------------      ------------
Commitments and contingencies
MANDATORILY REDEEMABLE PREFERRED STOCK:
      Series  A,  without  par  value,  convertible,   5%  cumulative  dividend;
          5,000,000 shares authorized, 0 and 5,000,000 issued and outstanding at
          September 30, 1999 and December 31, 1998, respectively; redeemable for
          $4.00 per share..................................................            --            14,440
      Series B, without par value, convertible,  5% cumulative dividend; 617,979 shares  authorized,  0 and 617,979 issued and outstanding at September
          30, 1999 and December 31, 1998,  respectively;  redeemable  for $60.94
          per share........................................................            --            23,382
     Series  C,  without  par  value,  convertible,   5%  cumulative  dividend;
          6,000,000  shares  authorized (0 at December 31,  1998),  0 issued and
          outstanding; redeemable for $20.00 per share.....................            --                --
STOCKHOLDERS'EQUITY (DEFICIT):
      Preferred Stock,  without par value;  25,000,000  shares  authorized (0 at
          December 31, 1998); 0 shares issued and outstanding..............            --                --
      Common  stock,  without  par  value,  500,000,000  shares  authorized  and
          44,686,559  shares  issued and  outstanding  at  September  30,  1999;
          100,000,000   shares  authorized  and  23,777,700  shares  issued  and
          outstanding at December 31, 1998.................................       289,656             7,482
      Warrants.............................................................        14,490            26,585
      Unrealized loss on securities available-for-sale.....................         1,033                --
      Accumulated deficit..................................................      (197,325)          (65,631)
                                                                             -------------      ------------
         TOTAL STOCKHOLDERS'EQUITY (DEFICIT)...............................       107,854           (31,564)
                                                                             -------------      ------------
          TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
             STOCKHOLDERS'EQUITY (DEFICIT).................................  $    157,293       $    60,097
                                                                             =============      ============


                              The accompanying notes are an integral part of these financial statements.


                                                          VALUE AMERICA, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands of dollars, except per share data)
                                                              (unaudited)

                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                --------------------------------     -------------------------------
                                                    1999              1998              1999             1998
                                               ---------------    -------------     -------------    --------------

TOTAL REVENUES...............................  $      57,632      $    15,613       $   121,438      $     22,965
TOTAL COST OF REVENUES.......................         54,156           15,167           115,616            22,217
                                               ---------------    -------------     -------------    --------------
GROSS MARGIN (LOSS)..........................          3,476              446             5,822               748
                                               ---------------    -------------     -------------    --------------
OPERATING EXPENSES:
      Sales, advertising and marketing.......         27,480           12,257            66,900            21,392
      General and administrative.............          4,785            2,264            12,141             4,040
      Technical and system development.......          4,397            1,585            10,618             2,799
      Professional fee.......................             --               --                --             1,700
                                               ---------------    -------------     -------------    --------------
         Total operating expenses............         36,662           16,106            89,659            29,931
                                               ---------------    -------------     -------------    --------------
OPERATING LOSS...............................        (33,186)         (15,660)          (83,837)          (29,183)
OTHER INCOME AND EXPENSES:
      Interest (expense) income, net.........          1,599               81           (13,980)              229
                                               ---------------    -------------     -------------    --------------
NET LOSS.....................................        (31,587)         (15,579)          (97,817)          (28,954)
      Accretion and dividends on Series
      A, Series B and Series C redeemable
      preferred stock........................             --            4,156            12,162             6,570
      Beneficial conversion feature on
      Series C redeemable preferred stock....             --               --            19,800                --
                                               ---------------    -------------     -------------    --------------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS...  $     (31,587)     $   (19,735)      $  (129,779)     $    (35,524)
                                               ===============    =============     =============    ==============
NET LOSS PER COMMON SHARE:
      Basic..................................  $       (0.71)     $     (0.85)      $     (3.52)     $      (1.53)
                                               ===============    =============     =============    ==============
      Diluted................................  $       (0.71)     $     (0.85)      $     (3.52)     $      (1.53)
                                               ===============    =============     =============    ==============
WEIGHTED AVERAGE NUMBER OF SHARES:
      Basic..................................         44,487           23,153            36,866            23,153
                                               ===============    =============     =============    ==============
      Diluted................................         44,487           23,153            36,866            23,153
                                               ===============    =============     =============    ==============


                      The accompanying notes are an integral part of these financial statements.



                                                          VALUE AMERICA, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands of dollars, except share data)
                                                              (unaudited)

                                                                        Nine Months Ended September 30,
                                                                        ------------------------------
                                                                            1999             1998
                                                                        -------------    -------------
Cash Flows From Operating Activities:
      Net loss........................................................  $   (97,817)     $   (28,954)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization................................        2,927              389
         Loss on sale of fixed assets.................................            6               --
         Stock-based compensation.....................................          863              607
         Professional fee.............................................           --            1,700
         Amortization of debt issuance costs..........................       19,454               --
      Changes in assets and liabilities:
         Accounts receivable..........................................       (7,733)          (2,629)
         Inventory....................................................       (1,166)          (1,145)
         Notes receivable from officers...............................         (950)            (250)
         Other assets.................................................       (3,004)             (78)
         Accounts payable.............................................       12,058           11,411
         Accrued expenses.............................................        2,897               --
         Deferred revenue.............................................        2,357              968
         Other liabilities............................................       (1,017)              --
                                                                        -------------    -------------
Net Cash Used In Operating Activities.................................      (71,125)         (17,981)
                                                                        -------------    -------------
Cash Flows From Investing Activities:
      Restricted cash.................................................        1,250           (5,250)
      Purchases of short-term investments.............................      (30,674)               --
      Acquisitions of businesses, net of cash acquired................       (1,353)               --
      Proceeds from sale of fixed assets..............................           23                --
      Capital expenditures............................................       (8,752)          (1,833)
                                                                        -------------    -------------
Net Cash Used In Investing Activities.................................      (39,506)          (7,083)
                                                                        -------------    -------------
Cash Flows From Financing Activities:
      Principal payments under capital lease obligations..............       (1,148)             (35)
      Proceeds from issuance of common stock..........................      126,700               --
      Proceeds from issuance of preferred stock and warrants..........       60,000           18,830
      Proceeds from exercise of common stock warrants.................           10               --
      Proceeds from exercise of common stock options..................          705               --
      Payment of offering costs.......................................      (13,134)          (2,946)
      Proceeds from issuance of debt and warrants.....................        5,000              700
      Dividends paid..................................................       (1,915)            (270)
                                                                        -------------    -------------
Net Cash Provided By Financing Activities.............................      176,218           16,279
                                                                        -------------    -------------
Net Increase  In Cash and Cash Equivalents............................       65,588           (8,785)
Cash and Cash Equivalents, Beginning of Period........................       20,127           10,341
                                                                        =============    =============
Cash and cash equivalents, end of period..............................  $    85,714      $     1,556
                                                                        =============    =============
Non-cash investing and financing transactions:
      Accretion and dividends on redeemable preferred stock...........  $    12,162      $     6,570
                                                                        =============    =============
      Beneficial conversion feature related to issuance of
      preferred stock.................................................  $    19,800      $        --
                                                                        =============    =============
      Issuance of warrants with notes payable.........................  $     4,539      $        --
                                                                        =============    =============
      Issuance of common stock on preferred stock conversion..........  $   117,388      $        --
                                                                        =============    =============
      Issuance of common stock on exercise of warrants................  $    49,509      $        --
                                                                        =============    =============
      Fair value adjustment to securities available-for-sale..........  $    (1,033)     $        --
                                                                        =============    =============
      Acquisition of assets under capital lease.......................  $     8,516      $        --
                                                                        =============    =============


                              The accompanying notes are an integral part of these financial statements.

                                                                  5

                               VALUE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (unaudited)
1.    Description of Business

         Value America, Inc. ("Value America"or the "Company") is an Internet-based retailer that sells a large selection of high quality, brand name products and services at competitive prices to both consumers and businesses. Additionally, Value America develops and maintains custom multi-media presentations for the products and services featured on its online store and offers opportunities for advertising on its online store. On May 5, 1999, the Company formed ServeAmerica.com, Inc. ("ServeAmerica"), a Delaware corporation. ServeAmerica, a wholly owned subsidiary of the Company, was capitalized with 1,000 shares of $0.001 par value common stock. ServeAmerica had 100 shares of common stock issued and outstanding at September 30, 1999. ServeAmerica has not conducted any operations from inception through September 30, 1999. On September 2, 1999 the Company formed Value America Automotive Group, Inc. ("VAAG"), a Virginia corporation. VAAG, a wholly owned subsidiary of the Company, was capitalized with 5,000 shares of no par common stock. VAAG had 100 shares of common stock issued and outstanding at September 30, 1999. On September 3, 1999, VAAG acquired all of the outstanding common stock of Dealer Financial Services, Inc. ("DFS") and Dealer Development Services, Inc. ("DDS"). The acquisitions resulted in $1.4 million of goodwill which is being amortized over a period of 10 years.

2.    Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Value America's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 1999. Certain prior years'information has been reclassified to conform with the current year's presentation.

3.    Net Loss Available for Common Stockholders

         Net loss available for common stockholders is comprised of net loss plus accretion on Series A, B and C redeemable preferred stock, dividends on Series A, B and C preferred stock and the beneficial conversion feature on the Series C redeemable preferred stock. The accretion and dividends on Series A redeemable preferred stock were adjustments to net loss for the first and second quarters of 1999 and all quarters of 1998. The accretion and dividends on Series B redeemable preferred stock were adjustments to net loss for the first and second quarters of 1999 and the third and fourth quarters of 1998. The accretion, dividends and beneficial conversion feature on the Series C redeemable preferred stock were adjustments to net loss for the first and second quarters of 1999. Net loss available for common shareholders for the three- and nine-month periods ended September 30, 1999 was $31.6 million ($0.71 per share) and $129.8 million ($3.52 per share), respectively. Net loss prior to consideration of accretion and dividends on the Series A, B and C redeemable preferred stock and the beneficial conversion feature on the Series C redeemable preferred stock was $31.6 million ($0.71 per share) and $97.8 million ($2.65 per share), respectively, for the three- and nine-month periods ended September 30, 1999 and $15.6 million ($0.67 per share) and $29.0 million ($1.25 per share)for the three- and nine-month periods ended September 30, 1998. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represent the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999 and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows.

4.    Commitments and Contingencies

         On March 24, 1999, Coupons, Inc., a Georgia corporation allegedly doing business as "Value America," filed a complaint against Value America in the United States District Court for the Northern District of Georgia, Atlanta Division. This action relates to the use of the mark "Value America" by Value America in connection with its marketing plan. A third party granted Value America an option to obtain an assignment of the "Value America" mark in December 1997. In March 1998, Value America exercised this option and obtained an assignment of the mark. In connection with this assignment, the third party retained the exclusive right to use the "Value America" mark for preparing and disseminating advertising matter, including direct mail advertising. The third party subsequently assigned his retained rights to Coupons, Inc. In the complaint, Coupons, Inc. alleges that Value America's use of the "Value America" mark in its marketing activities is violative of Coupons, Inc.'s retained rights to the mark. The complaint alleges that Value America's actions constitute violations of federal trademark law, state law and common law. Coupons, Inc. seeks all profits from Value America's use of the mark, restitution for an unspecified amount of damages, as well as punitive damages in the amount of $1,000,000. In addition, Coupons, Inc. requested the court to issue an injunction preventing use of the "Value America" mark and order the cancellation of Value America's trademark registration for the "Value America" mark. On
November 4, 1999, Value America's motion to dismiss was denied, and Value America expects to file an answer to the complaint asserting valid defenses to each of the claims asserted by Coupons, Inc.

         From time to time, Value America may be involved in litigation relating to claims arising out of its operations in the normal course of business. Value America currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

         The Company has an agreement to purchase certain information technology services and licenses through January 1, 2000. The total commitments remaining under the agreement approximated $3.9 million as of September 30, 1999. In addition the company has committed approximately $6.5 million under capital lease arrangements for the purchase of equipment and maintenance agreements.

5.    Related Party Transactions

         During the three- and nine-month periods ended September 30, 1999, Value America received notes from its officers in the amount of $500,000 and $950,000, respectively. The notes bear interest between 5.50% and 6.75% annually with interest and principal due over a two year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations"of Value America, Inc. ("Value America" or the "Company") contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate,""believe,""plan,""estimate,""expect,""seek"and "intend,"and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in "Overview,""Liquidity and Capital Resources,"and "Additional Factors That May Affect Future Results"included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations"and in the "Risk Factors"section of the Company's prospectus filed with the SEC pursuant to Rule 424(b)(1) on April 8, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail industries, and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

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

         Value America sells advertising space to vendors on its online store. Innovative multimedia advertisements highlight products and their features, functions, benefits and applications. Additionally, Value America sends
Electronic Direct Mail ("EDM") to its members to keep them informed about special promotions. Advertising revenue is recognized over the period in which the related advertisement is offered on the online store or when the EDM is sent. Value America recognizes the costs of developing these advertisements and EDMs as incurred.

         To date, payments for products purchased through Value America's online store have been primarily made with credit cards. Value America generally receives payment from a customer's credit card within one to four business days from customer order. In the third quarter of fiscal 1998, Value America began to extend trade credit terms, typically net 30 days, to certain large customers that Value America has evaluated for creditworthiness. Value America typically pays its vendors for goods within 30 to 60 days.

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

RESULTS OF  OPERATIONS
Third  Quarter 1999 Compared with Third Quarter 1998

     Revenues

         Revenues primarily consist of product sales including shipping through Value America's online store, product presentation and listing fees, advertising and shipping. For the quarter ended September 30, 1999, revenues totaled $57.6 million representing a 269% increase from $15.6 million for the quarter ended September 30, 1998. Revenues from product sales were $56.3 million for the quarter ended September 30, 1999, compared to $15.3 million for the quarter ended September 30, 1998, representing an increase of 268%. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's expanding array of merchandise.

         Revenues from advertising and other were $1.3 million for the quarter ended September 30, 1999, an increase of 333% compared to $0.3 million for the quarter ended September 30, 1998. The increase in advertising revenues is driven by two new initiatives that commenced in the first quarter of 1999: advertising on Value America's web site and direct advertising through EDM. Value America recognized approximately $0.8 million in web site advertising and EDM advertising in the quarter ended September 30, 1999, compared to $0 in the quarter ended September 30, 1998. Product presentation listing fees increased to approximately $0.5 million in the third quarter of 1999 compared to $0.3 million in the third quarter of 1998. This increase in product presentation listing fees reflects the increase in brand offerings on Value America's online store.

         Charges to customers for shipping, which represent approximately $1.6 million and $0.3 million of revenue for the quarters ended September 30, 1999 and 1998, respectively, are classified in revenue. Prior to January 1, 1999, revenue generated from shipping was recorded as a reduction of the related cost of shipping. All 1998 amounts presented have been adjusted to reflect this classification change. For the quarters ended September 30, 1999 and 1998, the charge for product returns, including returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of sales, was approximately 4.6% and 0.1%, respectively.

Cost of Revenues

         Cost of revenues primarily consists of payments to third party suppliers for merchandise and shipping. Value America incurred $54.2 million of cost of revenues for the quarter ended September 30, 1999. For the quarter ended September 30, 1998, cost of revenues totaled $15.2 million. Cost of revenues represent 94.0% and 97.1% of revenues for the quarters ended September 30, 1999 and 1998, respectively.

         Value America's gross margin has increased from $0.4 million for the quarter ended September 30, 1998 to $3.5 million for the quarter ended September 30, 1999. This increase is due to the strong margins earned on certain technology products and advertising revenues. Product sales resulted in gross margins of $2.3 million (4.1% of sales) and $0.2 million (1.6% of sales) for the quarters ended September 30, 1999 and 1998, respectively. Value America continues to utilize a short-term strategy of selectively accepting narrow margins on selected product sales and losses on shipping charges to maximize sales volumes and brand awareness.

Sales, Advertising and Marketing

         Sales, advertising and marketing expenses consist of costs associated with promoting Value America's online store to potential customers and vendors, as well as payroll and related expenses and credit card fees. Sales, advertising and marketing expenses increased from $12.3 million for the quarter ended September 30, 1998 to $27.5 million for the quarter ended September 30, 1999. The increase primarily reflected an increase in the number of merchandising, advertising and promotion department employees and a general increase in the level of Value America's promotional activities. As a percent of revenues these expenses have decreased from 78.5% for the quarter ended September 30, 1998 to 47.7% for the quarter ended September 30, 1999. Advertising and promotional expenses increased from $11.4 million for the quarter ended September 30, 1998 to $19.8 million for the quarter ended September 30, 1999, net of cooperative advertising of approximately $1.8 for the quarter ended September 30, 1998 and $1.7 million for the quarter ended September 30, 1999. Payroll expenses relating to merchandising, advertising and promotion departments increased from $1.1 million for the quarter ended September 30, 1998 to $5.0 million for the quarter ended September 30, 1999. Value America intends to continue to increase its sales, advertising and marketing expenses as it continues to expand its operations.

General and Administrative

         General and administrative expenses consist of management and executive compensation, professional services, bad debts and general corporate expenses, such as facilities and telephone expenses. General and administrative expenses increased from $2.3 million for the quarter ended September 30, 1998 to $4.8 million for the quarter ended September 30, 1999. This increase reflected the hiring of additional executive management and increased facilities charges to support rapidly expanding operations. Payroll expenses relating to general and administrative personnel increased from $0.5 million for the quarter ended September 30, 1998 to $2.1 million in the quarter ended September 30, 1999. Value America expects that general and administrative expenses will continue to increase as it continues to expand its operations and enters new markets.

Technical and System Development

         Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support Value America's online store, including employee compensation and the cost of designing, developing and improving store content, Internet connectivity, operations and reporting. Due to the rapid rate of changes in associated technology and Value America's business, these expenses have generally been expensed as incurred. During the second and third quarters of 1999, the Company devoted significant resources to the implementation of SAP and Siebel software. Since this Enterprise Resource Planning ("ERP") system will provide a strong foundation to support the Company's continued growth, the Company has capitalized $1.4 million during the quarter ended September 30, 1999 in connection with the purchase price of software, consultant fees and certain employee payroll costs related to this project. Technical and system development expenses increased from $1.6 million for the quarter ended September 30, 1998 to $4.4 million, net of $0.3 million of salaries capitalized as development costs in the Company's ERP implementation project, for the quarter ended September 30, 1999. This increase principally reflected higher payroll, consulting expenses and increased depreciation charges in connection with the increase in computer hardware and software needed to support the Company's operations. Payroll expenses related to technical and system development increased from $0.6 million for the quarter ended September 30, 1998 to $1.1 million for the quarter ended September 30, 1999. Payments to outside consultants to support general systems maintenance totaled $1.2 million for the quarter ended September 30, 1998 and $1.3 million for the quarter ended September 30, 1999. Depreciation charges increase from $0.2 million for the quarter ended September 30, 1998 to $1.4 million for the quarter ended September 30, 1999 primarily due to capital expenditures made and leases entered into during the quarter of approximately $10.0 million. Value America expects that technical and systems development expenses will continue to increase for the foreseeable future.

Interest Income (Expense), Net

         Interest income of $1.6 million for the quarter ended September 30, 1999, which consisted primarily of income earned on the proceeds from the Company's IPO in the second quarter of 1999, was offset by interest expense incurred in connection with assets held under capital leases.

Income Taxes

         Value America provided $0 for income taxes for the three- and nine-month periods ended September 30, 1999 and 1998, since it incurred a net loss for those periods.

RESULTS OF OPERATIONS
Nine Months 1999 Compared with Nine Months 1998

Revenues

         For the first nine months of 1999, revenues totaled $121.4 million up from $23.0 million for the first nine months of 1998, an increase of 429%. Revenues from product sales were $117.1 million for the nine months ended
September 30, 1999, compared to $22.1 million for the nine months ended September 30, 1998, an increase of 429%. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's expanding array of merchandise.

         Revenues from advertising and other were $4.3 million for the nine months ended September 30, 1999, compared to $0.9 million for the nine months ended September 30, 1998. The increase in advertising revenues is driven by two new initiatives in 1999: advertising on Value America's web site and direct advertising through EDM. Value America recognized approximately $2.9 million in web site advertising and EDM advertising in the nine months ended September 30, 1999, compared to $0 in the nine months ended September 30, 1998. Product presentation listing fees, which are also included in advertising and other revenue, increased to approximately $1.5 million in the first nine months of 1999, compared to $0.9 million in the first nine months of 1998. This increase in product presentation listing fees reflects the increase in brand offerings on Value America's online store.

         Charges to customers for shipping, which represent approximately $4.2 million and $0.4 million of revenue for the nine months ended September 30, 1999 and 1998, respectively, are reported as revenue. Prior to January 1, 1999, revenue generated from shipping was recorded as a reduction of the related cost of shipping. All 1998 amounts presented have been adjusted to reflect this classification change. For the nine months ended September 30, 1999 and 1998, the charge for product returns, including returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of sales, was approximately 4.8% and 0.1%, respectively.

Cost of Revenues

         Value America incurred $115.6 million of cost of revenues for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, cost of revenues totaled $22.2 million. Cost of revenues represent 95.2% and 96.7% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Value America's gross margin has increased from $0.7 million for the nine months ended September 30, 1998 to $5.8 million for the nine months ended September 30, 1999. This increase is due to the strong margins earned on advertising revenues and certain technology products. Gross margin on product sales increased to $2.0 million from $0.5 million for the nine months ended September 30, 1999 and 1998, respectively. The increase relates to the mix of products being sold.

Sales, Advertising and Marketing

         Sales, advertising and marketing expenses increased from $21.4 million for the nine months ended September 30, 1998 to $66.9 million for the nine months ended September 30, 1999. The increase primarily reflected an increase in the number of merchandising, advertising and promotion department employees and a general increase in the level of Value America's promotional activities. Advertising and promotional expenses increased from $18.4 million for the nine months ended September 30, 1998 to $51.1 million for the nine months ended September 30, 1999, net of cooperative advertising of approximately $1.8 million for the nine months ended September 30, 1998 and $5.6 million for the nine months ended September 30, 1999. Payroll expenses relating to merchandising, advertising and promotion departments increased from $2.1 million for the nine months ended September 30, 1998 to $9.7 million for the nine months ended September 30, 1999. Value America intends to continue to increase its sales, advertising and marketing expenses as it continues to expand its operations and enters new markets.

General and Administrative

         General and administrative expenses increased from $4.0 million for the nine months ended September 30, 1998 to $12.1 million for the nine months ended September 30, 1999. This increase reflected the hiring of additional management and customer service personnel, the incurrence of increased facilities charges and substantially increased activity levels to support the expansion of Value America's operation, all of which were undertaken in late 1997 and continued into 1998 and 1999. Payroll expenses relating to general and administrative personnel increased from $1.2 million for the nine months ended September 30, 1998 to $4.8 million in the nine months ended September 30, 1999. Value America expects that general and administrative expenses will continue to increase as it continues to expand its operations.

Technical and System Development

         Technical and system development expenses increased from $2.8 million for the nine months ended September 30, 1998 to $10.6 million for the nine months ended September 30, 1999. This increase principally reflected higher payroll and consulting expenses. Payroll expenses related to technical and system development increased from $1.1 million for the nine months ended September 30, 1998 to $3.8 million, net of $0.5 million of salaries capitalized as development costs for the Company's ERP implementation project, for the nine months ended September 30, 1999. Payments to outside consultants totaled $1.2 million for the nine months ended September 30, 1998 and $3.1 million for the nine months ended September 30, 1999. Depreciation charges increased from $0.2 million for the nine months ended September 30, 1998 to $2.0 million for the nine months ended September 30, 1999 primarily due to capital expenditures made and leases entered into during 1999 of approximately $17.3 million. Value America expects that technical and systems development expenses will continue to increase for the foreseeable future.

Interest Income (Expense), Net

         Interest expense of $14.0 million for the nine months ended September 30, 1999 consisted primarily of the amortization of $17.1 million in debt issuance costs related to a $34.0 million note payable that was converted to common stock upon the IPO. This interest expense was offset by interest income earned on the proceeds from the debt and equity issuances in the fourth quarter of 1998 and the first and second quarters of 1999. This amortization charge has no effect on the Company's cash flows.

Net Loss Available for Common Stockholders

         Net loss available for common stockholders is comprised of net loss plus accretion on Series A, B and C redeemable preferred stock, dividends on Series A, B and C preferred stock and the beneficial conversion feature on the Series C redeemable preferred stock. The accretion and dividends on Series A redeemable preferred stock were adjustments to net loss for the first and second quarters of 1999 and all quarters of 1998. The accretion and dividends on Series B redeemable preferred stock were adjustments to net loss for the first and second quarters of 1999 and the third and fourth quarters of 1998. The accretion, dividends and beneficial conversion feature on the Series C redeemable preferred stock were adjustments to net loss for the first and second quarters of 1999. Net loss available for common shareholders for the nine months ended September 30, 1999, was $129.8 million or $3.52 per share. Net loss prior to consideration of accretion anddividends on the Series A, B and C redeemable preferred stock and the beneficial conversion feature on the Series C redeemable preferred stock was $97.8 million or $2.65 per share. The accretion and dividends on Series A, Series B and Series C redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999, and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows. Because the preferred stock was converted to common stock in April 1999 there will not be any future accretion or dividend charges in connection with 1998 and first quarter 1999 issuances of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES


         In the nine months ended September 30, 1999, Value America issued:

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

         As of April 13, 1999, the outstanding principal amount of the note payable was converted into common stock. Interest expense of $3.7 million was recorded in the second quarter of 1999 representing amortization of debt issuance costs. Value America also recorded $12.6 million to equity, representing the unamortized issuance costs on Type B warrants. The charge to interest expense does not affect Value America's cash flows.

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

         Net cash used in operating activities was $18.0 million for the nine months ended September 30, 1998, and $71.1 million for the nine months ended September 30, 1999. Net cash used in operating activities in the nine months ended September 30, 1999 was due primarily to (a) the net loss of $97.8 million and (b) a $7.7 million increase in accounts receivable, both associated with the growth in revenues and increased cash required to fund operating activities. The increase in accounts receivable was offset by an increase in amortization of debt issuance costs of $19.5 million and a $12.1 million increase in accounts payable. Value America has historically financed its operating activities primarily through the aforementioned capital contributions by stockholders and other parties.

         Value America has an unsecured $5.0 million line of credit from Wachovia Bank, N.A. This line bears interest on advanced funds at Prime less 0.5% and expires on June 1, 2000. The terms of the agreement prohibit the Company from having a significant change in control, ownership, or legal structure, except for primary and secondary offerings of equity securities to the public, without Wachovia's consent. In addition, during the agreement the Company is required to maintain unencumbered liquidity of $25 million. As of September 30, 1999, we had not drawn any amounts under this line of credit.

         Value America has obtained stand-by letters of credit in favor of vendors totaling $3.8 million. Each letter of credit is secured by a certificate of deposit. These standby letters of credit expire through August 2000 and are callable if Value America defaults in the payments of trade payables to the secured vendors.

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

         Value America incurred capital expenditures of $8.8 million in the nine months ended September 30, 1999 compared to $1.8 million in the nine months ended September 30, 1998. Additionally, the Company entered into approximately $8.5 million of financing leases. The increase in expenditures is primarily for computer equipment and furniture and fixtures associated with Value America's continued new employee growth, move to new facilities and continued systems development and procurement.

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

         The Company has an agreement to purchase certain information technology services and licenses through January 1, 2000. The total commitments remaining under the agreement approximated $3.9 million as of September 30, 1999. In addition the Company has committed approximately $6.5 million under capital lease arrangements for the purchase of equipment and maintenance agreements.

         Value America believes that its existing capital resources, including the net proceeds from its IPO will be sufficient to fund its operations for at least the next 12 months. However, this period may be shorter if the Company finds and decides to take advantage of business opportunities that exceed current expectations but that we determine are desirable and feasible. Thereafter, if cash generated from operations is insufficient to satisfy Value America's liquidity requirements, Value America may seek to sell additional equity or convertible debt securities or obtain a larger credit facility. There can be no assurance, however, that such efforts will be successful or the terms acceptable to the Company.

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

         The Company may be unable to attract customers and process sales if management does not maintain and build relationships with manufacturers, vendors and other third parties. The Company is entirely dependent upon manufacturers and distributors to provide merchandise for sale in our online store. In the nine months of 1999, goods manufactured by IBM represented approximately 35% of our net sales and goods manufactured by Proteva and Hewlett-Packard represented approximately 18% and 7% of net sales, respectively. If we do not maintain our existing relationships with product vendors on acceptable commercial terms or if we do not establish similar relationships with vendors of other products that our customers want, we may not be able to offer a desirable selection of merchandise and customers may choose not to shop at our online store. In addition, vendors may decide, for reasons outside our control, not to offer particular products for sale on the Internet. For example, from February 19, 1999 to May 4, 1999 Compaq Computer temporarily suspended sales of its Presario line of computers through companies that sell exclusively over the Internet, including Value America. We believe Compaq took this action in order to give it time to address pricing concerns of traditional resellers.

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

         Value America has completed its initial assessment of its Year 2000 readiness, and it will continue to assess its readiness as it develops and expands its infrastructure and operations. This assessment included a review of Value America's internal information technology systems, non-information technology systems and the systems of third parties upon which Value America may rely. Value America is conducting Year 2000 compliance verification and validation, primarily using internal resources. Although Value America has developed its proprietary computer systems to specifically address Year 2000 issues, there can be no assurance that Value America's systems, as a whole, are Year 2000 compliant. This is because Value America utilizes third-party equipment and software that may or may not be Year 2000 compliant. Consequently, Value America's ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. Value America has obtained statements of Year 2000 compliance from third party technology providers associated with Value America's core information systems infrastructure, and Value America is in the process of testing its infrastructure systems. Value America has confirmed that all of its desktop hardware and software are Year 2000 compliant.. No internal information technology projects have been deferred due to Value America's Year 2000 remediation program. Value America believes that the remediation program will have no material adverse effect on current or anticipated internal information technology projects.

         Value America has initiated formal communications with all of the suppliers presented in Value America's online store to determine the extent to which Value America is vulnerable to those third parties' failures to remediate their own Year 2000 issues. For suppliers with which Value America communicates order, invoice, and inventory information via electronic data interchange ("EDI"), Value America has switched to a Year 2000-compliant standard format. Since January 1999, Value America has encouraged its suppliers that are not Y2K compliant to migrate to the Year 2000-compliant EDI format. Value America contracted with GE Information Systems to test and validate Value America's primary EDI trading partners for Year 2000 readiness. The results of the testing showed that all of the tested trading partners were using a Year 2000-compliant

EDI format. Value America has received confirmation from at least 80% of its critical suppliers that they will be able to process orders from Value America after December 31, 1999. The remaining critical suppliers are being assessed. If some suppliers do not achieve Year 2000 compliance, these suppliers may be unable to effectively operate. Consequently, Value America may seek additional suppliers of quality products to replace those burdened with Year 2000 remediation difficulties. If it becomes necessary to identify alternative suppliers, Value America's order processing systems are capable of maintaining multiple suppliers of products, allowing Value America to switch to such alternative suppliers with only minor administrative and EDI setup costs.

         In addition, Value America has evaluated Year 2000 compliance by credit card processors and other financial intermediaries through which transactions are processed when Value America's customers purchase goods from Value America's online store. Value America's current credit card processor has certified to Value America that it is Year 2000 compliant.

         Value America funds remediation costs internally from existing working capital. To date, the incremental costs of Value America's Year 2000 remediation program have been approximately $83,000. Value America's contract with GE Information Systems to test the Year 2000 compliance of its trading partners cost approximately $35,000. There are currently no identified Year 2000 issues that will require equipment to be replaced. The desktop upgrades were covered under current licensing agreements at no cost, and administrative costs of compliance verification were less than $5,000. Value America estimates that the additional incremental costs related to its Year 2000 remediation program will not exceed $250,000 and will not represent more than 2% of Value America's operating and capital information technology budget for 1999. In any event, Value America believes that such costs will not have a material adverse effect upon its results of operation or financial condition.

Item 3. Changes in Information About Market Risk

         The Company is subject to interest rate risk on its investment portfolio. If market rates were to increase immediately and uniformly by 10% from the level at September 30, 1999, the change to the Company's interest sensitive investments would have an immaterial effect on the Company's financial position, results of operations and cash flows over the next fiscal year.

                           Part II. Other Information

Item 1. Legal Proceedings

         On March 24, 1999, Coupons, Inc., a Georgia corporation allegedly doing business as "Value America," filed a complaint against Value America in the United States District Court for the Northern District of Georgia, Atlanta Division. This action relates to the use of the mark "Value America" by Value America in connection with its marketing plan. A third party granted Value America an option to obtain an assignment of the "Value America" mark in December 1997. In March 1998, Value America exercised this option and obtained an assignment of the mark. In connection with this assignment, the third party retained the exclusive right to use the "Value America" mark for preparing and disseminating advertising matter, including direct mail advertising. The third party subsequently assigned his retained rights to Coupons, Inc. In the complaint, Coupons, Inc. alleges that Value America's use of the "Value America" mark in its marketing activities is violative of Coupons, Inc.'s retained rights to the mark. The complaint alleges that Value America's actions constitute violations of federal trademark law, state law and common law. Coupons, Inc. seeks all profits from Value America's use of the mark, restitution for an unspecified amount of damages, as well as punitive damages in the amount of $1,000,000. In addition, Coupons, Inc. requested the court to issue an injunction preventing use of the "Value America" mark and order the cancellation of Value America's trademark registration for the "Value America" mark. On
November 4, 1999, Value America's motion to dismiss was denied, and Value America expects to file an answer to the complaint asserting valid defenses to each of the claims asserted by Coupons, Inc.

         From time to time, Value America may be involved in litigation relating to claims arising out of its operations in the normal course of business. Value America currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.


Item 2. Changes in Securities and Use of Proceeds

          Not applicable.


Item 3. Defaults Upon Senior  Securities

          Not applicable


Item 4. Submission of Matters to a Vote of  Security  Holders

          Not  applicable


Item 5. Other  Information

          Not applicable


Item 6. Exhibits and Reports on Form 8-K

          Exhibit 27.1 Financial Data Schedule  September  30, 1999
          Exhibit 27.2  Restated  Financial  Data  Schedule September 30, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Value America, Inc.

-----                              By: /s/ Dean M. Johnson
Date                               Dean M. Johnson, Executive Vice President
                                   and Chief Financial Officer