Form 10-K
period 1999-12-31
VALUE AMERICA INC /VA
filed 2000-03-30
CIK 1049889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 1h3 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number 000-25689

                               VALUE AMERICA, INC.

             (Exact name of registrant as specified in its charter)

             VIRGINIA                                  33-0712568
  (State or other jurisdiction of                   (I.R.S.Employee
   incorporation or organization)                  Identification No.)

                  337 Rio Road, Charlottesville, Virginia 22902

               (Address or principal executive offices) (Zip code)

                                 (804) 817-7700

               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000 was $72,328,400.

Number of shares of common stock outstanding as of March 29, 2000 was 45,332,859

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 16, 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                               Value America, Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                     Page

                                                  Part I

      Item 1.    Business...........................................................................   2
      Item 2.    Properties.........................................................................   6
      Item 3.    Legal Proceedings..................................................................   6
      Item 4.    Submission of Matters to a Vote of Security Holders................................   7
                                                  Part II

      Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters..............   7
      Item 6.    Selected Financial Data............................................................   9
      Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.....................................................................
                                                                                                      10

      Item 7a.  Quantitative and Qualitative Disclosures About Market Risk  ........................  19
      Item 8.    Financial Statements and Supplementary Data........................................  20
      Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
                     Disclosure.....................................................................
                                                                                                      41

                                                 Part III

      Item 10.  Directors and Executive Officers of the Registrant..................................  41
      Item 11.  Executive Compensation..............................................................  41
      Item 12.  Security Ownership of Certain Beneficial Owners and Management......................  41
      Item 13.  Certain Relationships and Related Transactions......................................  41
                                                  Part IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................  42
                      Signatures....................................................................  43


PART I...
Item 1.  BUSINESS
DESCRIPTION OF BUSINESS

     This report contains forward-looking statements based on current expectations, estimates and projections about Value America, Inc's. (the
"Company" or "Value America") industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail industries, and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

Overview:

     Value America, Inc. was incorporated in March 1996 in the State of Nevada and reincorporated in October 1997 in the Commonwealth of Virginia. The Company derives its revenues from three sources: (a) sales of products through Value America's online store, (b) fees collected from manufacturers for the preparation and hosting of product presentations and listing of manufacturers' products available for purchase on the online store, and (c) advertising on the online store. Product sales continue to account for the vast majority of the Company's revenues. Customers enter Value America's online store at www.valueamerica.com or www.va.com. Customers can register for membership or shop as a guest. They may conduct targeted product or brand searches, browse through the store's product offerings, buy products, obtain personalized shopping services, view multi-media product presentations, check order status, obtain a receipt for a previous purchase and check warranty status. As of December 31, 1999, Value America had approximately 760,000 members.

Sale of Products:

     Value America offers a wide selection of technology, office and consumer products for sale on its online store. Individual and business customers visit Value America's online store as a result of its traditional advertising, direct response marketing, online promotions and affinity marketing programs, as well as through Internet browsing. Customers purchase products online by selecting the items they wish to buy and providing payment and shipping information. Value America offers a toll-free telephone number that customers can call to complete a purchase transaction or obtain additional customer service. Once a product has been purchased, Value America transmits ordering and shipping information to the manufacturer or distributor. Value America's vendors ship products directly to the customer. Revenues from product sales are recognized upon delivery of goods to customers. Value America is responsible for establishing product pricing, advertising, selling the merchandise, providing customer service, arranging shipping, insuring goods during shipment, collecting payment from the customer, and processing returns. Value America takes title to products upon shipment and bears the risk of loss for collection, delivery and merchandise returns from customers. Many of the Company's vendors grant merchandise return privileges. Value America occasionally purchases merchandise prior to receiving customer orders and records such merchandise as inventory until shipped to customers. Value America records a returns reserve to reduce revenues and cost of revenues for estimated product returns at the time of sale.

Product Presentations:

     Value America has contractual agreements with many of its vendors under which Value America develops and maintains multi-media product presentations on Value America's online store. These agreements provide for the development of the presentations, the posting of the presentations and the listing of the manufacturers' products on Value America's Internet site, typically for a specified period. For agreements entered into prior to January 1, 1998, the listing period generally extended for 36 months; for agreements entered into after that date, the period generally has been 12 months. Value America recognizes the costs of developing presentations and listing products on its Internet site as incurred and recognizes the product presentation and listing revenues ratably over the period of the related agreement. Amounts that are billed under the terms of these agreements, but not yet earned, are reflected as deferred revenue. Certain of these agreements provide that suppliers pay a renewal fee to continue product listings beyond the initial listing periods. Revenues from these renewal fees are recognized ratably over the renewal term. Value America discontinued the practice of charging for product presentations beginning January 1, 2000.

Advertising Revenue:

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

Business Model:

     The Value America business model is designed to utilize the benefits of the Internet and electronic commerce to provide superior value to both consumers and manufacturers. Value America provides customers with value by offering them convenient access to quality brand name products, responsive service and pertinent product information. Value America believes that its online store offers customers a number of benefits that differentiate it from traditional retailers and distributors, including:

     o    Quality and selection of recognized brands
     o    Value pricing
     o    Information-rich marketing
     o    Customer convenience
     o    Personalized service

The Online Retail Opportunity:

     The Internet provides retailers with the opportunity to offer a broad and evolving selection of merchandise from a wide array of product categories. Retailers can have access to input product information and users can have access to shop 24-hours-a-day, 365-days-a-year. An online store, unlike a traditional retail store, is not limited by the constraints and expenses of store construction, real estate selection, shelf space, in-store staffing or the customer inconvenience associated with travel to and from a store location. Internet retailers have the ability to react quickly to update product descriptions, pricing and mix without incurring substantial costs in revising, printing and mailing catalogs.

     The Internet is a highly interactive medium through which online retailers can track shopper responses and preferences, thereby enabling retailers to customize their online stores, target specific customer groups and individuals, and tailor cross-selling efforts. Online retailers also benefit from the traditional marketing and advertising strategies employed by product manufacturers, which typically invest substantial amounts to advertise the benefits and features of their branded products. Product manufacturers also typically utilize television, radio and print advertising to build strong brand recognition. In turn, consumers seek out their preferred brands and products in each of the channels in which they are available for sale, including the Internet. Online retailers can use EDI to facilitate the entire ordering, shipping, invoicing and documentation process, thereby reducing costs throughout the supply chain and increasing their ability to service their customers more cost-effectively and efficiently.

     The Company believes that an electronic commerce strategy can enable it to provide a comprehensive solution to the difficulties associated with the traditional retail market. The Company has identified three segments of the traditional retailing industry that are particularly attractive for electronic commerce: (i) technology products, (ii) office products and (iii) media products.

The Value America Solution:

     Value America is an Internet-based destination retailer that offers a wide selection of technology, office and consumer products for sale at its Internet site, www.valueamerica.com. Consumers visit the Value America online store as a result of the Company's traditional advertising, direct response marketing, online promotions, affinity marketing and Internet browsing.

     The Value America business model is designed to utilize the benefits of the Internet and electronic commerce to provide customers with value by offering convenient access to quality brand name products, responsive service and pertinent product information. The Value America online store also addresses the desire of manufacturers and distributors to have direct exposure to individual consumers and businesses, the ability to sell products based upon their merits and distribution efficiency.

     The Company  believes  that its online store  offers  customers a number of
benefits  that   differentiate  the  Company  from  traditional   retailers  and
distributors:

     o Quality and Selection of Recognized Brands. As an online store, the Company's virtually unlimited shelf space allows the Company to offer a broad variety of technology products, office products and consumer products from a large number of leading manufacturers. The Company believes that customers shopping on the Internet, a relatively new commercial medium, will be more comfortable purchasing products with recognized brand names.

     o Value Pricing. The Company's fixed cost infrastructure and direct distribution process is designed to enable the Company to offer brand name products at lower prices.

     o Information-Rich Marketing. In order to educate customers, the Value America online store is designed to provide valuable information regarding the features, functions, benefits and applications of the products sold by the Company. The Company's store utilizes interactive multi-media presentations to encourage purchases and allow customers to make informed purchase decisions.

     o Customer Convenience. Value America's online store is open 24-hours-a-day, 365-days-a-year and is available to consumers and business customers through any computer with Internet access. The Company's graphical user interface and database design enable customers to organize the store in a manner specifically designed to meet their shopping styles. Customers can shop in the Company's store by category, product, brand or price.

     o Personalized Service. The Company's store emphasizes customer satisfaction by offering personalized services, including Web access to receipts, shipping and warranty information. The store greets members by name, thanks them for the last products they purchased and asks them to share their opinions about their shopping experience and the purchased products. The Company provides telephone customer service, as well as recommendations for additional purchases and reminders of important dates such as anniversaries and birthdays via electronic mail. The store retains and utilizes shipping addresses and billing data to make check outs more efficient.

The Company believes that its electronic commerce model offers four key benefits to manufacturers:

     o Broader Reach. The Company's online presence provides manufacturers with access to an increasingly large base of customers beyond the reach of any individual brick-and-mortar retailer or catalog operator.

     o Closer Customer Contact. The Company solicits manufacturer's suggestions regarding the development of multi-media product presentations in order to properly present product information to customers.

     o Emphasis on Product Merits. The multi-media product presentations in the Company's online store provide manufacturers with the opportunity to educate potential customers as to the benefits and features associated with their products. Consequently, manufacturers are able to sell products on their merits, rather than price alone.

     o Efficient Distribution. Value America's technology platform is capable of processing order information electronically to product manufacturers, distribution centers and freight companies, thereby facilitating efficient delivery of purchased goods directly from the manufacturer or distributor to the customer. The Company is seeking to automate its distribution process further by implementing EDI-only order processing.

The Value America Store:

The Company's online store offers customers the following key features:

     Multiple Methods of Shopping. The customer interface of the Value America store enables customers to organize the store to suit their own shopping preferences. The store can be organized to permit shopping by category, brand or product type. The Value America store also allows customers to shop solely for new products or for special promotional offerings. Customers may also use an internal search engine to search for products by keywords. When customers shop by brand, the store displays the logos associated with the leading brands offered by the Company.

     Informative Product Presentations. Each of the products offered by the Company is accompanied by at least one of four different types of product. The four types of presentations are:

     o standard picture listings, which present a digital and compressed color picture of the product, list the product's most important specifications and provide specific product purchasing information.

     o basic presentations, which add to the picture listing by providing several pages of copy and visual images that describe features and benefits.

     o multi-media presentations, which provide a further in-depth look at the product through a combination of photographs, illustrations, special effects and audio streaming.

     o video presentations, which provide customers with a full motion video demonstration of the product, including a detailed audio description of its features and benefits and a textual description of the history and applications of the product.

     Personalized Shopping Services. Customers may become members of the Value America online store and obtain access to the benefits of the Company's personalized shopping services. This membership entitles customers to additional discounts, typically 5%, from the prices that are available to all shoppers, as well as other member benefits such as bonus "Value America Dollars" and retention of shipping and credit information to make additional purchases faster and easier. The Value America store offers the use of an animated "personal shopper" who greets members by name and who can serve as a guide through the store's features and functions. A member's personal shopper can be used as a convenient  method to (i) retain  access to  receipts,  product  warranties  and
information   relating  to  past  Value  America   purchases,   (ii)  track  the
accumulation of Value America Dollars and (iii) remind shoppers of important dates, such as birthdays and anniversaries, which may require gift or other product purchases. Membership in the Value America store is currently free.

     Convenient Ways to Order. Customers may order products either on Value America's Internet site or via a toll-free telephone number and may pay for purchases by credit or debit card or by check. Regardless of the purchasing method selected by the customer, substantially all purchases are routed through the technological platform that supports the Company's online store so as to allow customers access to order status, shipping and warranty information via the Internet.

     Wide Selection of Leading Branded Products. The Value America store emphasizes brand name products from leading manufacturers across a broad array of product categories. The Company organizes its products into 6 categories for shopping: consumer and business personal computers, software and PC peripherals, consumer electronics including TV, audio and cameras, media including DVD's, video, music and books, office supplies, and other complementary products.

BUSINESS STRATEGY

     The Company's objective is to become the leading online electronics and office products store. Value America will continue to enhance and broaden its brand, customer base and electronic expertise with the goal of delivering the best products at competitive prices. The Company intends to attain this goal by deepening the products lines offered in each product category, reducing the time between order and shipment and improving the overall customer shopping experience. Value America expects to expand its presence in the Business-to-Business market and move rapidly into the Business-to-Government marketplace.

RECENT DEVELOPMENTS

     In the fourth quarter of 1999, Value America experienced turnover in several executive level positions including Chief Executive Officer, Chief Information Officer and Chief Financial Officer. The Company's new executive management decided to focus its operations on its core lines of business and as a result of this decision management announced a strategic restructuring approved by the Company's Board of Directors on December 29, 1999. Under the restructuring plan, the Company will eliminate certain non-core product lines from the Value America online store. Additionally, under the terms of the restructuring plan the Company announced on December 29, 1999 the termination of 202 employees resulting in a 50% reduction in headcount. In the fourth quarter of 1999, Value America began implementation of its restructuring plan and recorded a restructuring charge that increased the Company's net loss by $2.7 million or $0.07 per share. The restructuring charge included $2.2 million of employee severance, $0.1 million in settlement of office leases and $0.4 million of professional fees and other expenses associated with the restructuring plan. The Company expects to complete its restructuring plan during the first six months of 2000 and has accrued the total estimated costs to complete the restructuring plan at December 31, 1999. The Company plans to redirect its resources to execute its business model in the following core product categories:

     o    Consumer  and business  personal  computers;
     o    Software and PC  peripherals;
     o    Consumer  electronics  including  TV,  audio and cameras;
     o    Media  including DVD's,  video, music and books;
     o    Office supplies;  and Other  complementary products.

     Also in the fourth quarter of 1999, the Company recorded $2.2 million in other activities. This charge included, among other things, the settlement of contracts related to the product lines eliminated from the Company's online store, executive severance payments and settlement of certain purchase commitments.

EMPLOYEES

As of December 31, 1999, Value America had 404 employees. Value America believe that its future success will depend in large part on its ability to attract, hire and retain qualified personnel. Value America believes its relationships with its employees are good. None of Value America's employees is represented by a collective bargaining agent and Value America has never experienced a work stoppage.

Item 2.  PROPERTIES

     The Company's principal office facilities currently total approximately 78,500 square feet and are located in Charlottesville, Virginia under leases that expire in February, 2000 through November, 2002. The Company does not own any real estate as of December 31, 1999. The Company is in the process of reducing office space by approximately 21,700 square feet within the next 6 months as the result of its plan of restructure (see Note 12 of the Company's Consolidated Financial Statements). During 1999, the Company entered into a contract to purchase approximately 34.4 acres of land on which it had planned to build a corporate headquarters building. The Company has since abandoned plans to build a headquarters building and completed a settlement agreement with the seller in February 2000.

Item 3.  LEGAL PROCEEDINGS

     On March 24, 1999, the Company was served with a complaint that was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, by Coupons, Inc., a Georgia corporation ("Coupons"). On April 9, 1999, Coupons served an amended complaint, joining Stephen S. Freedman as an additional plaintiff and alleging several causes of action, including unfair competition, fraudulent registration of service marks, common law trademark infringement, unfair competition, deceptive trade practices, false advertising, fraud, fraudulent misrepresentations, and rescission of contract and, in the alternative, breach of contract. The complaint seeks rescission of a December 3, 1997 agreement between Stephen S. Freedman, injunctive relief barring most uses by the Company of the "VALUE AMERICA" mark, treble damages and an accounting of profits under the Trademark Act of 1946, as amended, punitive damages of at least $1.0 million and cancellation of the Company's "VALUE AMERICA" service mark registrations. The Company believes that the claims asserted in the foregoing action are without merit and intends to defend the action vigorously.

     The Company and four former officers have been named as defendants in a securities fraud action filed in the United States District Court for the Western District of Virginia, Charlottesville Division on January 10, 2000 by Marvin E. Sikes, as representative of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company's common stock between April 7, 1999 through December 28, 1999 (the "Class Period"). On February 11, 2000, three similar actions were filed against the Company. These actions allege that the Company's public statements contained misrepresentations or omissions of material adverse information regarding the Company's financial condition that allegedly caused the market price of the Company's common stock to be artificially inflated during the Class Period. Counsel to the Company filed a motion to consolidate all actions against the Company on February 17, 2000. Based on its preliminary review of the complaint, Value America believes that it has valid defenses to each of the claims asserted by the plaintiffs.

     The Company received a Pre-Filing Notice to Prospective Defendant, dated as of October 22, 1999, from the Consumer Protection Unit of the District Attorney for Marin County, California in connection with an investigation into alleged advertising and sale of computer components designed for use by an original equipment manufacturer as retail computer components in California. Based on its preliminary review of the Notice, the Company believes that it has valid defenses to the claims presented.

     The Federal Trade Commission ("FTC") has instituted an inquiry into the advertisement of free or reduced-cost personal computer systems, the discounts on which are contingent upon the customers' subscription to an Internet service provider's services for a fixed period of time. Specifically, the FTC asserts that the disclosure of this contingency was not sufficiently clear from the contents and layout of the Company's advertisements. The Company has produced documents to FTC pursuant to its requests, and awaits further requests for information and/or other correspondence therefrom. The Company believes that the claims asserted in the foregoing action are without merit and intends to defend the action vigorously.

     The Company believes that the foregoing lawsuits will not have a material adverse effect on the business, financial condition or results of operations.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information

     The common stock is traded on the Nasdaq National Market under the symbol "VUSA." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                  High               Low

                                               --------------    --------------
Year ended December 31, 1999
    Second Quarter (from April 8, 1999).......   $     55.19       $     16.56
    Third Quarter.............................         20.88             10.31
    Fourth Quarter............................         15.13              5.06


Holders

     At December 31, 1999, there were 45,311,459 shares of common stock outstanding held by 349 holders of record.

Dividends

     The Company has not declared or paid cash dividends on its common stock. The Company intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividend in the foreseeable future.

Changes in Securities and Recent Sales of Unregistered Securities

     On January 12, 1999, Value America sold 6,000,000 shares of 5% Cumulative Convertible Series C preferred stock ("Series C") and warrants for $60.0 million. Value America sold 500,000 of the Series C shares and issued 150,000 Type D warrants each to third party investors, Mr. Frederick Smith and FDX Corporation, and sold 5,000,000 of the Series C shares and issued 1,500,000 Type D warrants, 473,724 Type E warrants and 37,843 Type F warrants to related party investors, Vulcan Ventures Incorporated.

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

     In January 1999, Value America sold 20,000 shares of common stock at $10 per share (an aggregate of $200,000) to third-party investors. The common stock was sold without registration in reliance on the exemption for private transactions provided in Section 4(2) of the Securities Act of 1933, as amended.

     In January 1999, Value America issued $5.0 million of notes payable, 60,000 Type A warrants and 500,000 Type B warrants to third party investors, DBD Investors. The notes payable, Type A warrants and Type B warrants were sold without registration in reliance on the exemption for private transactions provided in Section 4(2) of the Securities Act of 1933, as amended.

     The Company's registration statements on Form S-1 (File Nos. 333-70961 and 333-75873) relating to the offer and sale of 5,500,000 shares of common stock were declared effective by the Securities and Exchange Commission on April 6, 1999 in the case of File No. 333-70961 and automatically became effective on filing on April 8, 1999 in the case of File No. 333-75873. The offering commenced on April 8, 1999, and was completed on April 13, 1999, upon sale of all offered shares. The managing underwriters for the offering were BancBoston Robertson Stephens, Volpe Brown Whelan & Company and The Robinson-Humphrey Company. The registration statements covered an aggregate of 6,325,000 shares (including 825,000 shares issued by certain of the Company's officers upon exercise of the underwriters overallotment option). The aggregate price of the offering amount registered was $145.5 million (including $19.0 million registered for sale by certain of the Company's officers pursuant to the overallotment option) and the aggregate price of the amount sold was $145.5 million (including $19.0 million sold by certain of the Company's officers pursuant to the overallotment option). The expenses incurred in the offering were as follows:

     Underwriting commissions: $8.9 million

     Underwriting commissions on overallotment:  $1.3 million
     Other expenses:  $3.2 million

     Total expenses (including commissions paid by certain officers of the Company pusuant to the overallotment option): $13.4 million

     None of the expenses were paid to any director or officer of the Company or any of their associates, to persons owning ten percent of more of any class of equity securities of the issuer or to affiliates of the issuer.

     The net proceeds of the offering to the Company after these expenses were $114.4 million. The net proceeds of the offering have been invested in money market funds, commercial paper with at least an A1P1 rating and government agency securities with maturity dates not exceeding 90 days, and applied to working capital as set forth in the registration statement. None of the net proceeds were paid to any director or officer of the Company or any of their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                                                                      Period from
                                                                                                                   Inception (March
                                                                                                                       13, 1996)
                                                                            Year Ended December 31,                     through
                                                                 1999               1998                1997       December 31, 1996
                                                              ---------           ---------           ---------    ----------------
                                                                                  (in thousands, except per share data)
Statement of Operations Data:
Total Revenues .....................................          $ 182,633           $  42,315           $     134           $    --
Total Cost of revenues .............................            165,834              40,776                 486                  97
                                                              ---------           ---------           ---------           ---------
Gross margin (loss) ................................             16,799               1,539                (352)                (97)
                                                              ---------           ---------           ---------           ---------
Operating expenses:
      Sales, advertising and .......................            101,773              39,257                 488                  44
      marketing
      General and administrative ...................             24,788               6,991                 534                 152
      Technical and system .........................             15,605               4,484                 497                 135
      Restructuring and other ......................              4,906                --                  --                  --
      Professional fee .............................               --                 1,700                --                  --
                                                              ---------           ---------           ---------           ---------
         Total operating expenses ..................            147,072              52,432               1,519                 331
                                                              ---------           ---------           ---------           ---------
Operating loss .....................................           (130,273)            (50,893)             (1,871)               (428)
      Interest (expense) income, net ...............            (13,253)             (2,723)                 18                   3

                                                              ---------           ---------           ---------           ---------
Net loss ...........................................           (143,526)            (53,616)             (1,853)               (425)
      Accretion  and  dividends
      on Series A,  Series B and
      Series C  redeemable
      preferred stock ..............................            (12,162)            (11,160)               (189)               --
      Beneficial conversion feature
      on Series C redeemable
      preferred stock ..............................            (19,800)               --                  --                  --

                                                              ---------           ---------           ---------           ---------
Net loss available for common
    stockholders....................$ ..............           (175,488)          $ (64,776)          $  (2,042)          $    (425)
                                                              =========           =========           =========           =========

Net loss per common share - basic
    and diluted.....................$ ..............              (4.51)          $   (2.80)          $   (0.09)          $   (0.02)
                                                              =========           =========           =========           =========

Weighted average number of shares -
    basic and diluted ..............................             38,889              23,154              22,616              22,500
                                                              =========           =========           =========           =========


                                                                        December 31,

                                          --------------------------------------------------------------------------
                                               1999              1998              1997                 1996
                                          ---------------    -------------    ----------------    ------------------
                                                                       (in thousands)
Balance Sheet Data:

Cash and cash equivalents...........      $      52,182      $    20,127      $       10,341      $             81
Working capital (deficit)...........             40,699            3,418               9,602                  (116)
Total assets........................            116,319           60,098              10,994                   144
Long-term obligations...............              2,820               83                  67                     -
Mandatorily redeemable preferred                      -           37,822               9,466                     -
Stockholders' equity (deficit)......              64,665         (30,192)             (1,037)                (275)

     The professional fee in 1998 resulted from a transaction in which Craig A. Winn, the former Chairman and a Founder of Value America, sold 288,321 shares of common stock to an entity that assisted in the promotion of private placements of Value America's securities. Value America recognized the excess of the fair value of the common stock sold by Mr. Winn over the consideration he received as a period expense (see Note 7 of the Company's Consolidated Financial Statements).

     In the fourth quarter of 1999, Value America recorded a restructuring charge that increased the Company's net loss by $2.7 million or $0.07 per share. The restructuring charge included employee severance payment, settlement of office leases and professional fees and other expenses associated with the restructuring plan. Also in the fourth quarter of 1999, the Company recorded $2.2 million in other activities. This charge included, among other things, the settlement of contracts related to the product lines eliminated from the Company's online store, executive severance payments and settlement of certain purchase commitments.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Value America's revenues are derived from three sources: (a) sales of products through Value America's online store, (b) fees collected from manufacturers for the preparation and hosting of product presentations and listing of manufacturers' products available for purchase on the online store, and (c) advertising on the online store. Value America's vendors ship products directly to the customer after a customer places an order. Revenues from product sales are recognized upon delivery to the customer. Value America is responsible for establishing product pricing, advertising, providing customer service, arranging shipping, insuring goods during shipment, selling the merchandise, collecting payment from the customer, ensuring that the shipment reaches the customer and processing returns. Value America takes title to products upon shipment and bears the risk of loss for collection, delivery and merchandise returns from customers. Many of the Company's vendors grant merchandise return privileges. Value America occasionally purchases merchandise prior to receiving customer orders and records such merchandise as inventory until shipped to customers. Value America accrues a reserve for estimated product returns at the time of sale as a direct reduction to sales and cost of sales. To date, payments for products purchased through the online store have been primarily made with credit cards. Value America generally receives payment from the credit card company within one to four business days.

     Value America has contractual agreements with many of its vendors under which Value America develops and maintains multi-media product presentations on Value America's online store. These agreements provide for the development of the presentations, the posting of the presentations and the listing of the manufacturers' products on Value America's Internet site, typically for a specified period. For agreements entered into prior to January 1, 1998, the listing period generally extended for 36 months; for agreements entered into after that date, the period generally has been 12 months. Value America recognizes the costs of developing presentations and listing products on its Internet site as incurred and recognizes the product presentation and listing revenues ratably over the period of the related agreement. Amounts that are billed under the terms of these agreements, but not yet earned, are reflected as deferred revenue. Certain of these agreements provide that suppliers pay a renewal fee to continue product listings beyond the initial listing periods. Revenues from these renewal fees are recognized ratably over the renewal term. Value America discontinued the practice of charging for product presentations beginning January 1, 2000.

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

     As a result of the recent decision by the Company to offer free shipping to its customers, the Company has reclassified shipping costs out of cost of sales and into sales and marketing expenses for all periods for consistency. As previously disclosed, Value America takes title to all products at the point of shipment from the manufacturer/vendor warehouse. Value America uses its shippers (FedEx, UPS, etc.) to pick up its products from the manufacturer/vendor and deliver products to customers. Value America directly pays its shippers for these outbound shipping costs. Value America also maintains separate insurance on its inventory during the shipping process.

FINANCIAL REVIEW
RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

     Revenues primarily consist of product sales through Value America's online store, product presentation and listing fees, advertising and shipping charged to customers. For the year ended December 31, 1999, revenues totaled $182.6 million representing a 331.6% increase from $42.3 million for the year ended December 31, 1998. Revenues from product sales were $177.5 million for the year ended December 31, 1999, compared to $41.0 million for the year ended December 31, 1998, representing an increase of 332.5%. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's merchandise.

     Revenues from advertising and other were $5.1 million for the year ended December 31, 1999, an increase of 301.6% compared to $1.3 million for the year ended December 31, 1998. The increase in advertising revenues was driven by two new initiatives that commenced in the first quarter of 1999: advertising on Value America's web site and direct advertising through EDM. Value America recognized approximately $3.1 million in web site advertising and EDM advertising in the year ended December 31, 1999, compared to $0 in the year ended December 31, 1998. Product presentation listing fees increased to approximately $2.0 million in 1999 compared to $1.3 million in 1998. This increase in product presentation listing fees reflects the 1999 increase in brand offerings on Value America's online store. The Company records a reserve to reduce revenues and cost of revenues for an amount equal to the estimated product returns. For the years ended December 31, 1999 and 1998, product returns, including returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of product sales, was approximately 6% and 4%, respectively.

     Charges to customers for shipping, which represent approximately $5.7 million and $0.8 million of revenue for the years ended December 31, 1999 and 1998, respectively, are classified in revenue. As noted above, outbound shipping costs have been reclassified from cost of revenues to sales and marketing expenses. All periods presented have been adjusted to reflect this reclassification.

Cost of Revenues

     Cost of revenues primarily consists of payments to third party suppliers for merchandise. Value America incurred $165.8 million of cost of revenues for the year ended December 31, 1999. For the year ended December 31, 1998, cost of revenues totaled $40.8 million. Gross margins represent 9.2% and 3.6% of revenues for the years ended December 31, 1999 and 1998, respectively.

     Value America's gross margin has increased from $1.5 million for the year ended December 31, 1998 to $16.8 million for the year ended December 31, 1999. This increase is due to the stronger margins earned on certain technology products and advertising revenues. Product sales resulted in gross margins of $12.6 million (7.1% of product sales) and $1.0 million (2.4% of product sales) for the years ended December 31, 1999 and 1998, respectively. Value America continues to utilize a short-term strategy of selectively accepting narrow margins on selected product sales to maximize sales volumes, brand awareness and product selection.

Sales, Advertising and Marketing

     Sales, advertising and marketing expenses consist of costs associated with promoting Value America's online store to potential customers and vendors, as well as payroll and related expenses, credit card fees and outbound shipping costs. Value America Dollars offered under promotional programs directed at attracting new customers or as bonuses to encourage sales of a particular product are also recorded in sales, advertising and marketing expenses. Sales, advertising and marketing expenses increased from $39.3 million for the year ended December 31, 1998 to $101.8 million for the year ended December 31, 1999. The increase primarily reflected an increase in the number of merchandising, advertising and promotion department employees and a general increase in the level of Value America's promotional activities. As a percent of revenues these expenses have decreased from 92.8% for the year ended December 31, 1998 to 55.7% for the year ended December 31, 1999. Advertising and promotional expenses increased from $33.2 million for the year ended December 31, 1998 to $69.6 million (including $10.3 million of Value America Dollar promotions) for the year ended December 31, 1999, net of cooperative advertising of approximately $2.0 million for the year ended December 31, 1998 and $8.2 million for the year ended December 31, 1999. Value America Dollars that are not used for promotional purposes are recorded as a reduction in revenues if they are issued for customer relationship purposes and in cost of revenues if they are earned on a current sale for use on a future sale. Payroll expenses relating to merchandising, advertising and promotion departments increased from $3.4 million for the year ended December 31, 1998 to $13.6 million for the year ended December 31, 1999. Value America intends to continue to increase its market share through advertising by improving the overall sales to ad ratio. Value America has not entered into any advertising for advertising barter arrangements.

     Charges for outbound shipping of approximately $6.7 million and $0.8 million are classified in sales, advertising and marketing expenses for the years ended December 31, 1999 and 1998, respectively. Prior to January 1, 1999, the cost of shipping had been recorded as a cost of the related sale. As noted above, all periods presented have been revised to reflect this classification change.

General and Administrative

     General and administrative expenses consist of management and executive compensation, professional services, bad debts and general corporate expenses, such as facilities and telephone expenses. General and administrative expenses increased from $7.0 million for the year ended December 31, 1998 to $24.8 million for the year ended December 31, 1999. This increase reflected the hiring of additional executives, charges for bad debts and increased corporate leased facilities charges to support the rapid expansion of operations. Payroll expenses relating to general and administrative personnel increased from $2.4 million for the year ended December 31, 1998 to $7.4 million in the year ended December 31, 1999. Credit card chargebacks by customers for goods shipped to customers but not returned increased to approximately $3.1 million in 1999 and bad debt expense increased to $1.9 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998. Value America expects that general and administrative expenses will continue to decrease as a percentage of revenues as it continues to broaden its consumer base, increase its market share and revenues and decrease costs as a result of the recent restructuring.

Restructuring and Other Activities

     In the fourth quarter of 1999, the Board of Directors appointed a new executive management team to the Company. In December 1999, the new executive management team and the Board of Directors decided to refocus the Company's operations on its core lines of business. On December 28, 1999, the Board of Directors approved a plan, prepared by the new executive management team, to restructure Value America's operations. As a result, significant brands and product lines previously sold by the Company will be discontinued, and the Company will direct its resources on several core product categories: computers, software, consumer electronics, media, office supplies and other complementary products. This change in focus has reduced the number of vendors from over 450 to fewer than 75.

     The restructuring plan was begun in the fourth quarter of 1999 and is expected to be completed by June 30, 2000. The plan required the termination of 202 employees and cancellation of four office leases. The employee terminations represented a 50% reduction in headcount. The restructuring charge of $2.7 million is comprised of $2.2 million for employee terminations, $0.1 million for lease terminations and $0.4 million for professional fees. These amounts are classified in "restructuring and other activities" on the statement of operations.

     All employees were notified of their terminations during the week ended December 31, 1999. The employee groups terminated included all functional areas within the Company. The employees received two months of severance plus one week of additional severance for each completed year of service. These severance costs were paid in the first quarter of 2000 out of existing cash resources of the Company. As of December 31, 1999, the remaining restructuring liability is $2.5 million.

     Also in the fourth quarter of 1999, the Company recorded $2.2 million of other activities. These charges related to contract settlements to eliminate product lines ($0.5 million), executive severance unrelated to the restructuring ($1.1 million), settlement of certain purchase commitments ($0.5 million) and other ($0.1 million).

Technical and System Development

     Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support Value America's online store, including employee compensation and the cost of designing, developing and improving store content, Internet connectivity, operations and reporting. Due to the rapid rate of changes in associated technology and considering that the majority of the website work performed by Value America related to site content, these expenses have generally been expensed as incurred.

     Technical and system development expenses increased from $4.5 million for the year ended December 31, 1998 to $15.6 million, net of $7.6 million of costs capitalized as website and Enterprise Resource Planning ("ERP") development costs, for the year ended December 31, 1999. This increase principally reflected higher payroll, consulting expenses and increased depreciation charges in connection with the increase in computer hardware and software needed to support the Company's operations. Payroll expenses related to technical and system development increased from $1.8 million for the year ended December 31, 1998 to $5.2 million for the year ended December 31, 1999. Payments to outside consultants to support general systems maintenance totaled $1.7 million for the year ended December 31, 1998 and $4.0 million for the year ended December 31, 1999. Depreciation charges increased from $0.4 million for the year ended December 31, 1998 to $3.7 million for the year ended December 31, 1999 primarily due to capital expenditures made and leases entered into during the year.

     During  the  second  and  third  quarters  of  1999,  the  Company  devoted significant resources to the implementation of SAP, Siebel software and interfaces with the website. Since this ERP system will provide a strong foundation to support the Company's continued growth, the Company has capitalized $6.8 million during the year ended December 31, 1999 in connection with the purchase price of software, consultant fees, website development costs, and certain employee payroll costs related to this project.

     Value America expects that it will continue to incur substantial technical and systems development expenses. However, the Company anticipates that these costs will decrease as a percentage of revenues over the same period of time as revenues increase.

Interest Income (Expense), Net

     Interest expense of $13.3 million for the year ended December 31, 1999 consisted primarily of the amortization of $18.1 million in debt issuance costs related to a $34.0 million note payable that was converted to common stock upon the IPO. This interest expense was offset by interest income earned on the proceeds from the debt and equity issuances in the fourth quarter of 1998 and the first and second quarters of 1999. This amortization charge has no effect on the Company's cash flows.

Income Taxes

     Value America provided $0 for income taxes for the years ended December 31, 1999 and 1998, since it incurred net losses for those periods.

Net Loss Available for Common Stockholders

     Net loss available for common stockholders is comprised of net loss, accretion and dividends on redeemable preferred stock and the beneficial conversion feature on the Series C redeemable preferred stock. Net loss available for common stockholders for the years ended December 31, 1999 and 1998, was $175.5 million ($4.51 per share) and $64.8 million ($2.80 per share), respectively. Net loss for the year ended December 31, 1999 prior to consideration of accretion and the beneficial conversion feature on redeemable preferred stock was $143.5 million or $3.69 per share. Net loss for the year ended December 31, 1998 prior to consideration of accretion and dividends on the Series A and Series B redeemable preferred stock was $53.6 million or $2.32 per share. The accretion and dividends on the redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999, and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows. Because the preferred stock was converted to common stock, there will not be any future accretion or dividend charges in connection with 1998 and 1999 issuances of preferred stock.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

     For the year ended December 31, 1998, revenues totaled $42.3 million compared to $134,000 for the year ended December 31, 1998. Revenues from product sales were $41.0 million for the year ended December 31, 1998, compared to $48,000 for the year ended December 31, 1997. The growth in product sales reflects the growth of Value America's customer base, increases in the volume of merchandise sold and an overall increase in demand for Value America's expanded array of merchandise.

     Revenues from advertising and other were $1.3 million for the year ended December 31, 1998, compared to $86,000 for the year ended December 31, 1997. The increase in product presentation listing fees reflects the increase in brand offerings on Value America's online store.

     Charges to customers  for  shipping,  which  represent  approximately  $0.8 million and $0 of revenue for the year ended December 31, 1998 and 1997, respectively, are reported as revenue. For the year ended December 31, 1998, product returns, including returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of sales, was approximately 4%.

Cost of Revenues

     Value America incurred $40.8 million of cost of revenues for the year ended December 31, 1998. For the year ended December 31, 1997, cost of revenues totaled $0.5 million. Cost of revenues represent 96.4% and 362.7% of revenues for the year ended December 31, 1998 and 1997, respectively.

     Value America reported a gross margin loss of $0.4 million for the year ended December 31, 1997 and gross margin of $1.5 million for the year ended December 31, 1998. This increase is due to product presentation costs incurred in 1997 to establish initial product listings and presentations on the Company's online store. Gross margin on product sales increased to $1.0 million from $17,000 for the year ended December 31, 1998 and 1997, respectively. The increase relates to improved pricing from the Company's suppliers.

Sales, Advertising and Marketing

     Sales, advertising and marketing expenses increased from $0.5 million for the year ended December 31, 1997 to $39.3 million for the year ended December 31, 1998. The increase primarily reflects an increase in the number of merchandising, advertising and promotion department employees and a general increase in the level of Value America's promotional activities. Advertising and promotional expenses increased from $0.2 million for the year ended December 31, 1997 to $33.2 million for the year ended December 31, 1998, net of cooperative advertising of approximately $0 for the year ended December 31, 1997 and $2.0 million for the year ended December 31, 1998. Payroll expenses relating to merchandising, advertising and promotion departments increased from $0.2 million for the year ended December 31, 1997 to $3.4 million for the year ended December 31, 1998. Charges for shipping of approximately $0.8 million have been included in sales, advertising and marketing expenses for the year ended December 31, 1998.

General and Administrative

     General and administrative expenses increased from $0.5 million for the year ended December 31, 1997 to $7.0 million for the year ended December 31, 1998. This increase reflects the hiring of additional management and customer service personnel, increased facilities charges and substantially increased activity levels to support the expansion of Value America's operations, all of which were undertaken in late 1997 and continued into 1998. Payroll expenses relating to general and administrative personnel increased from $0.2 million for the year ended December 31, 1997 to $2.4 million in the year ended December 31, 1998. Bad debt expense increased from $49,000 for the year ended December 31, 1997 to $1.0 for the year ended December 31, 1998. Value America increased the number of administrative support personnel during 1998.

Technical and System Development

     Technical and system development expenses increased from $0.5 million for the year ended December 31, 1997 to $4.5 million for the year ended December 31, 1998. This increase principally reflects higher payroll and consulting expenses. Payroll expenses related to technical and system development increased from $0.4 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. Payments to outside consultants totaled $10,000 for the year ended December 31, 1997 and $1.7 million for the year ended December 31, 1998. Depreciation charges increased from $10,000 for the year ended December 31, 1997 to $0.4 million for the year ended December 31, 1998 due to increases in software and hardware purchased to support the expansion of operations.

Professional Fee

     In June 1998, Craig A. Winn, Value America's former Chairman and one of its Founders, sold 288,321 shares of common stock for consideration below fair value to an entity that assisted in the promotion of the private placements of the Series A and Series B convertible preferred stock. Value America recognized the excess of the fair value of the common stock sold by Mr. Winn over the consideration received as a current period expense of $1.7 million. See Note 7 of the Company's Consolidated Financial Statements.

Interest Income (Expense), Net

     Interest expense of $2.7 million for the year ended December 31, 1998 consisted primarily of amortization of $2.3 million in debt issuance costs related to the $29.0 million note payable. This amortization charge has no effect on the Company's cash flows. The $18,000 of interest income for the year ended December 31, 1997 related primarily to interest earned cash proceeds from the sale of Series A convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     In the year ended December 31, 1999, Value America issued:

     o 6,000,000 shares of Series C redeemable preferred stock and related warrants to purchase 2,311,567 shares of common stock for $60.0 million;
     o $5.0 million of notes payable and related warrants to purchase 560,000 shares of common stock;
     o    20,000 shares of common stock for $200,000; and
     o 5,500,000 shares of common stock at $23 per share resulting in proceeds of $114.4 million, net of underwriting discounts and expenses.

     In connection with the 1998 and 1999 issuances of notes payable, Value America allocated $31.1 million to warrants, which represents their estimated fair value. The resulting debt issuance costs were amortized as interest expense until conversion on April 13, 1999.

     Upon the closing of the Company's Initial Public Offering ("IPO"), the Series A, B and C redeemable preferred stock were converted into 10,737,162 shares of common stock and the $34.0 million of notes payable were cancelled with the exercise of warrants resulting in the issuance of 3,400,000 shares of common stock.

     Interest expense of $18.1 million was recorded in 1999 representing amortization of debt issuance costs. The charge to interest expense does not affect Value America's cash flows.

     In connection with the January 1999 issuance of the Series C preferred stock and warrants, Value America allocated $11.4 million for the warrants to stockholders' equity and $48.6 million to the Series C preferred stock, based upon their relative fair values. Value America recorded accretion to periodically increase the carrying value of the preferred stock to its redemption value of $120.0 million by the redemption date. Value America recorded accretion of $1.4 million in 1999 on the Series A, Series B and Series C preferred stock. The recording of accretion does not affect the Company's cash flows.

     Net cash used in operating activities was $0.3 million for the year ended December 31, 1997, $30.0 million for the year ended December 31, 1998, and $109.9 million for the year ended December 31, 1999. Net cash used in operating activities in the year ended December 31, 1999 was due primarily to the net loss of $143.5 million and a $6.3 million increase in accounts receivable, both associated with the growth in revenues and increased cash required to fund operating activities. The net loss and increase in accounts receivable was offset by a $8.4 million increase in accrued expenses. Value America has historically financed its operating activities primarily through the aforementioned capital contributions by stockholders and other parties.

     Value America has an unsecured $5.0 million line of credit from Wachovia Bank, N.A. This line bears interest on advanced funds at the prime rate less 0.5% and expires on June 1, 2000. The terms of the agreement prohibit the Company from having a significant change in control, ownership, or legal structure, except for primary and secondary offerings of equity securities to the public, without Wachovia's consent. In addition, during the agreement the Company is required to maintain unencumbered liquidity of $25 million. As of December 31, 1999, the Company had not borrowed any amounts under this line of credit. As of March 2000, the Company is in default of the unencumbered liquidity covenant, and , therefore, has no borrowing capacity available under the line of credit.

     Value America has obtained stand-by letters of credit in favor of vendors totaling $6.0 million at December 31, 1999. Each letter of credit is secured by a certificate of deposit. These standby letters of credit expire through November 2000 and are callable if Value America defaults in the payments of trade payables to the secured vendors. During January 2000, the Company increased its cash deposit balance to $9.3 million, with expirations through October 2000.

     Additionally, At December 31, 1999, Value America has a two-year agreement with a credit card processor in which the credit card processor has a first priority lien and security interest in a $1.5 million cash deposit account, to cover potential charge backs. The agreement, which expires in April 2000, may be terminated by either party and the credit card processor can require Value
America to maintain the cash deposit account for up to 10 months following termination. During January 2000, the Company increased its cash deposit balance with the credit card processor to $5.0 million.

     Value America incurred capital expenditures of $16.2 million in the year ended December 31, 1999 compared to $2.3 million in the year ended December 31, 1998. The increase in expenditures is primarily for computer equipment and furniture and fixtures associated with employees hired during the period, move to new facilities and continued systems development and procurement.

     By implementation of the December 29, 1999, planned restructuring, Value America intends to reduce its near term rate of operating expense growth during the year 2000 through the:

     o reduction in the size of its staff and facilities needed to house them;
     o    redirection of its marketing and advertising efforts;
     o higher levels of technical and systems operations and development efforts;
     o addition of improvement and maintenance of its controls, systems and procedures; and
     o    support of its growing infrastructure.

     As a result, Value America may continue to experience substantial but reduced quarterly net losses for the foreseeable future.

     The Company has committed approximately $7.3 million under capital lease arrangements for the purchase of equipment and maintenance agreements.

     On September 2, 1999, the Company formed Value America Automotive Group, Inc. ("VAAG"), a Virginia corporation. On September 3, 1999, VAAG acquired all of the outstanding stock of Dealer Financial Services, Inc. ("DFS") and Dealer Development Services, Inc. ("DDS"). The acquisitions resulted in $1.4 million of goodwill which is being amortized over a period of 10 years.

     At December 31, 1999, Value America had an outstanding commitment to purchase 34.4 acres of land on which the Company previously had plans to build a headquarters building. During 1999, the abandoned plans to build the headquarters building and recorded a $0.4 million charge included in "restructuring and other activities" in the fourth quarter of the year representing the negotiated termination.

     After an extensive analysis, the Company restructured its operations in December, 1999 (see Note 2 to the Consolidated Financial Statements). This restructuring enabled the Company to reduce the number of its suppliers in order to focus on key vendors whose products provided a majority of the Company's revenues. The restructuring is expected to allow the Company to streamline its operations, improve fulfillment and customer service, reduce expenses and focus on selling products with higher gross margins. The Company also believes that the investment that it has made in a new computer infrastructure will allow it to support substantial growth in the future. The Company will continue to pursue opportunities to make its operations more efficient in the future in order to minimize its losses from operations.

     As shown in the financial statements during the years ended December 31, 1999, 1998 and 1997, the Company incurred losses of $143.5 million, $53.6 million and $1.9 million, respectively. The Company expects to incur additional but declining losses for at least the next two years which will result in negative cash flows from operations. In April 1999, the Company raised $114.4 million from an initial public offering of its stock. As of December 31, 1999, the Company had $67.6 million of unrestricted cash and short-term investments. The Company does not expect these resources will be sufficient to fund its operations through fiscal 2000. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital.

     In December 1999, the Board of Directors formed a Special Committee to explore strategic opportunities for Value America. The Special Committee has retained Deutsche Banc Alex. Brown, as its finance advisors, to review financial opportunities available to the Company. These opportunities might include, but are not limited to, investments in the Company by new investors, additional investments by current investors and a follow on public offering of stock. The Company is actively pursuing each of these opportunities and both management and the Board of Directors are confident that these opportunities will generate cash resources sufficient to fund operations in 2000. There can be, however, no assurance that such efforts will be successful.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the factors discussed in the "Overview" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following additional factors may affect the Company's future results.

     If the Company does not improve its operational systems and customer service capabilities, it could lose customers and damage its reputation. To support an increase in purchase volume, the Company must improve delivery tracking systems, provide additional customer service and efficiently handle returns. Otherwise customers could cancel orders or to decide not to shop at the Company's store in the future. If we fail to establish and use reliable electronic data interchange, or EDI, connections with vendors, we could experience delays in product fulfillment, which could lead to customer dissatisfaction and harm the Company's business. The Company may not be able to integrate onto its EDI platform all of its current and prospective vendors. To date a significant portion of Value America's business depended upon telephone ordering. The Company has had periods during which its employees were unable to meet targeted response or otherwise to respond satisfactorily to customers.

     If the Company's online store were to become unavailable, Value America could lose customers. In addition, network interruptions or other computer system shortcomings, such as inadequate capacity, could:

     o    prevent customers from accessing the online store;
     o    reduce the Company's ability to fulfill orders;
     o    reduce the attractiveness of the Company's product offerings;
     o    reduce the number of products sold;
     o    cause customer dissatisfaction; or
     o    seriously damage the Company's reputation.

     The Company has experienced brief computer system interruptions in the past, which may recur from time to time. If traffic through the Company's online store were to increase substantially, the Company will need to expand and upgrade its technology. Value America may be unable to predict accurately changes in the volume of customer traffic and therefore expand and upgrade systems and infrastructure in time to avoid system interruptions. All of the Company's computer and communications equipment is in Charlottesville, Virginia. This equipment is vulnerable to interruption or damage from fire, flood, power loss, telecommunications failure and earthquake, and some system components do not have immediate automatic backup equipment. The Company's computer and communications systems are also vulnerable to computer viruses, physical or electronic break-ins and other disruptions. The Company's property damage and business interruption insurance provide adequate coverage for any such loss that the Company may suffer.

     The Company may be unable to offer a desirable selection of merchandise, attract customers and process sales if management does not maintain and build relationships with manufacturers, vendors and other third parties. The Company is entirely dependent upon manufacturers and distributors to provide merchandise for sale in its online store. In the year ended December 31, 1999, goods manufactured by IBM represented approximately 27% of net sales and goods manufactured by Proteva represented approximately 21% of net sales. In addition, vendors may decide, for reasons outside the Company's control, not to offer particular products for sale on the Internet. Value America relies on product vendors to fulfill a number of traditional retail functions, such as maintaining inventory, accepting product returns and preparing merchandise for shipment to individual customers. The Company's vendors may not be willing to provide these services at competitive rates to develop the communication technology necessary to support the Company's direct shipment infrastructure. The Company has no effective means to ensure that its vendors perform these services to its satisfaction.

     The Company's vendors have no obligation to make any products available for sale to Value America's customers and may terminate their relationships with the Company at any time without penalty. Because Value America has not established regular purchasing patterns with most of its product vendors, a vendor with limited inventory may not give the Company priority in allocating its available inventory or to offer our customers merchandise on the best terms. The Company's operations also depend heavily upon a number of other third parties, including Internet service providers and product delivery services. The Company cannot control the actions of these third parties, and it does not have long-term contractual relationships with any of them. Value America also uses third-party delivery services to deliver all of its products to customers. Increases in delivery costs or inefficient delivery as a result of strikes or other reasons could seriously harm the Company's profitability.

      Customers may be unwilling to use the Internet to purchase goods. The Company's long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage the Company's operations. In addition, delays in the development or adoption of new standards and protocols or increased governmental regulation could stop or delay the growth of the Internet as a means to purchase goods and services. Other considerations, including security, reliability, accessibility and quality of service, may adversely affect the growth of the Internet. These considerations have not been, and may never be, resolved to the satisfaction of many potential Internet customers.

     The Company faces intense competition from many participants in the electronic commerce industry. The Company expects competition in the industry to increase. Barriers to entry into the electronic commerce market are relatively low. Moreover, all of the products that Value America sells in its online store are available through traditional retail outlets. Accordingly, the Company must compete with both companies in the electronic commerce market and in the traditional retail industry. A number of Internet companies offer search engines and other tools that locate multiple vendors of particular products. The pervasive use of these search engines could result in severe price competition and could reduce the Company's revenues and result in increased losses or reduced profits.

     The security risks of electronic commerce may discourage customers from purchasing goods from the Company. In order for the electronic commerce market to develop successfully, Value America and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of the Company's customer transaction data. Any such breach could cause customers to lose confidence in the security of the Company's online store and choose not to shop at the Company's online store. The Company expects that it will need to dedicate substantial resources to prevent or remedy any security breach. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and electronic commerce. The Company's security measures may not effectively prohibit others from obtaining improper access to the information in its online store which could expose the Company to risks of liability and seriously disrupt the Company's operations.

     The administrative burdens of collecting additional taxes may adversely affect Value America's business. The Company does not currently collect sales or use taxes for the sale of goods into states other than Virginia. If the Company establishes operations in other states, it may need to collect sales and use taxes imposed by those states. Other governmental authorities may require the Company to collect taxes for sales into the areas they control. These taxes could discourage customers from making purchases through the Company's online store. If any additional governmental authorities require the Company to collect and remit taxes, the administrative burdens could be cumbersome and expensive.

     The Company may be unable to protect its proprietary technology. Value America's success depends to a significant degree upon protection of its software and other proprietary intellectual property rights. The Company may be unable to deter misappropriation of its proprietary information, detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company's competitors could, without violating the Company's proprietary rights, develop technologies that are as good as or better than the Company's technology. The Company has registered various forms of the "Value America" service mark in the United States for limited uses and have applied to register another form of that service mark in the United States. The Company's application could be denied, and issued registrations could be challenged. The legal protection for these service marks that the Company is able to obtain may not be sufficient for the Company's business purposes. For example, other companies could use the name "Value America" and similar names to identify their products and services. Any such use could confuse the Company's customers and impair the Company's ability to build its brand identity. If the Company is unable to protect the name "Value America" or any of the other names that it uses, its business could suffer serious harm. On March 24, 1999, a party filed a lawsuit against the Company alleging violations of federal trademark law, state law and common law. The party seeks monetary damages, an injunction barring use of the "Value America" mark and cancellation of the Company's trademark registration for the "Value America" mark. Because the protection of intellectual property rights is often critically important to the success of companies in the industry, the Company's competitors or others could assert additional claims that the Company's use of proprietary rights or the Company's technologies infringe their proprietary rights. The Company may not have the resources to pursue any litigation to a final judgment and may not prevail in such litigation. In defending such litigation, the Company could incur significant legal and other expenses and its management could be distracted from the principal business operations. If any party making a claim against the Company were to prevail in litigation against Value America, the Company may have to pay substantial damages. The court could also grant injunctive or other equitable relief that could prevent the Company from offering the Company's products and services without a license or other permission from others.

     Government regulation and legal uncertainties may adversely affect the Company's business. The application of existing laws to the Internet, particularly with respect to property ownership, the payment of sales or use taxes, libel, and personal privacy, is uncertain and may take years to resolve. Growth and development of electronic commerce may also prompt calls for more stringent consumer protection laws. These laws may impose additional burdens on companies conducting business over the Internet.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products were programmed to assume that the century portion of a date is "19" to conserve the use of storage and memory. This assumption results in the use of two digits rather than four to define an applicable year. Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000. To date the Company has experienced no significant adverse effects related to the Year 2000 computer issue. The Company has no notable problems with equipment or our internal information technology systems which may have been affected by faulty embedded chips or other Year 2000 problems. The Company is not aware of Year 2000 problems with the Company's software. In addition, the Company has not been made aware of, nor has it experienced, Year 2000 problems with any third-party software. The Company has not incurred any material costs directly associated with Year 2000 compliance efforts, except for compensation costs for certain employees who have dedicated time to the Company's assessment of Year 2000 compliance and associated remedies. The Company does not expect to incur additional material costs associated with Year 2000 compliance, however, in the event that the Company has not identified and corrected Year 2000 compliance issues, these unresolved issues could harm the Company's business.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging, which is effective all quarters of the Company's year ending December 31, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. SFAS 133 is not expected to have a material impact on the Company's financial position and results of operations when adopted.

     The SEC issued Staff Accounting Bulletin 101 ("SAB 101") in December 1999. SAB 101 provides guidance on the recognition and disclosure of revenue in financial statements. Provided the registrant's former policy was not an improper application of Generally Accepted Accounting Principles ("GAAP"), registrants may adopt a change in accounting principle to comply with the SAB no later than the second quarter of the fiscal year beginning after December 31, 1999. The Company believes that its current revenue recognition policies are in accordance with GAAP. The Company is still in the process of assessing whether any accounting policies would need to be changed to be in compliance with SAB 101.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its investment portfolio. If market rates were to increase immediately and uniformly by 10% from the level at December 31, 1999, the change to the Company's interest sensitive investments would have an immaterial effect on the Company's financial position, results of operations and cash flows over the next fiscal year.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Consolidated Balance Sheets................................................   21
Consolidated Statements of Operations and Comprehensive Loss...............   22
Consolidated Statements of Changes in Stockholders' Equity (Deficit).......   23
Consolidated Statements of Cash Flows......................................   24
Notes to Consolidated Financial Statements.................................   25
Management's Report on the Financial Statements............................   40
Report of Independent Accountants..........................................   40

                               VALUE AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except share information)

                                                                                  December 31,
                                                                         --------------------------------
                                                                             1999               1998
                                                                         --------------     -------------
                              ASSETS
CURRENT ASSETS:
      Cash and cash equivalents.......................................   $     52,182       $    20,127
      Restricted cash.................................................          6,016             5,000
      Short-term investments..........................................         15,363                 -
      Accounts receivable, net of allowance of $1,404 and $1,021......          8,971             3,011
      Debt issuance costs.............................................              -            26,095
      Inventory.......................................................          3,532               640
      Other current assets............................................          3,453                 -
                                                                         --------------     -------------
         TOTAL CURRENT ASSETS....................................              89,517            54,873
                                                                         --------------     -------------
Equipment, software, furniture and fixtures, net...................            22,081             2,062
Restricted cash...................................................              1,500             1,500
Long-term investments.............................................              1,332                 -
Deferred offering costs...........................................                  -             1,369
Note receivable from officer......................................                450               250
Goodwill..........................................................              1,311                 -
Other assets......................................................                128                44
                                                                         --------------     -------------
         TOTAL ASSETS.................................................   $    116,319       $    60,098
                                                                         ==============     =============

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable................................................   $     15,753       $    15,569
      Accrued expenses................................................         12,807             4,309
      Deferred revenue................................................          8,441             2,204
      Notes payable...................................................              -            29,024
      Accrued Value America Dollar liability..........................          3,175               206
      Accrued restructuring and other activities......................          4,140                 -
      Other current liabilities.......................................          4,502               143
                                                                         -- -----------     -- ----------
         TOTAL CURRENT LIABILITIES....................................         48,818            51,455
                                                                         -- -----------     -- ----------
      Deferred revenue................................................             26               930
      Other liabilities...............................................          2,820                83
                                                                         -- -----------     -- ----------
         TOTAL LIABILITIES............................................         51,664            52,468
                                                                         -- -----------     -- ----------
Commitments and contingencies
MANDATORILY REDEEMABLE PREFERRED STOCK:
      Series A, without par value, convertible, 5% cumulative
          dividend; 0 and 5,000,000 shares authorized, issued and
          outstanding; redeemable for $4.00 per share.................
                                                                                    -            14,440
      Series B, without par value, convertible, 5% cumulative
          dividend;  0 and 617,979 shares authorized, issued and
          outstanding; redeemable for $60.94 per share................
                                                                                    -            23,382
      Series C, without par value, convertible, 5% cumulative
          dividend; 0 shares authorized, issued and outstanding;
          redeemable for $20.00 per share.............................
                                                                                    -                 -
STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, without par value; 25,000,000 and 0 shares authorized; 0 shares issued and outstanding.................
                                                                                    -                 -
      Common stock, without par value, 500,000,000 and 100,000,000 shares authorized; 45,311,459 and 23,777,700 shares
          issued and outstanding......................................
                                                                              293,996            10,743
      Warrants........................................................         13,001            26,585
      Deferred stock-based compensation...............................         (2,055)           (1,889)
      Unrealized gain on securities available-for-sale................            832                 -
      Accumulated deficit.............................................       (241,119)          (65,631)
                                                                         --------------     -------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT).........................         64,655           (30,192)
                                                                         --------------     -------------
                                                                         --------------     -------------
         TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK

             AND STOCKHOLDERS' EQUITY (DEFICIT).......................   $    116,319       $    60,098
                                                                         ==============     =============





The accompanying notes are an integral part of these financial statements.

                               VALUE AMERICA, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  (in thousands, except per share information)


                                                                                            Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                 1999                  1998                  1997
                                                                              ---------             ---------             ---------
TOTAL REVENUES ...................................................            $ 182,633             $  42,315             $     134
TOTAL COST OF REVENUES ...........................................              165,834                40,776                   486
                                                                              ---------             ---------             ---------
GROSS MARGIN (LOSS) ..............................................               16,799                 1,539                  (352)
                                                                              ---------             ---------             ---------
OPERATING EXPENSES:
     Sales, advertising and marketing ............................              101,773                39,257                   488
     General and administrative ..................................               24,788                 6,991                   534
     Technical and system development ............................               15,605                 4,484                   497
     Restructuring and other activities ..........................                4,906                  --                    --
     Professional fee ............................................                 --                   1,700                  --
                                                                              ---------             ---------             ---------
        Total operating expenses .................................             147,072.                52,432                 1,519
                                                                              ---------             ---------             ---------
OPERATING LOSS ...................................................             (130,273)              (50,893)               (1,871)
     Interest (expense) income, net ..............................              (13,253)               (2,723)                   18
                                                                              ---------             ---------             ---------
NET LOSS .........................................................             (143,526)              (53,616)               (1,853)
     Accretion and dividends on Series A,
     Series B and Series C redeemable
     preferred stock .............................................              (12,162)              (11,160)                 (189)

     Beneficial conversion feature on Series C
     redeemable preferred stock ..................................              (19,800)                 --                    --
                                                                              ---------             ---------             ---------
NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS .......................            $(175,488)            $ (64,776)            $  (2,042)
                                                                              =========             =========             =========
OTHER COMPREHENSIVE  INCOME:
     Unrealized holding gains on securities
     available-for-sale ..........................................                  832                  --                    --
                                                                              ---------             ---------             ---------
        Other comprehensive income ...............................                 832.                  --                    --
                                                                              ---------             ---------             ---------
COMPREHENSIVE LOSS ...............................................            $(174,656)            $ (64,776)            $  (2,042)
                                                                              =========             =========             =========
NET LOSS PER COMMON SHARE:
     Basic and diluted ...........................................            $   (4.51)            $   (2.80)            $   (0.09)
                                                                              =========             =========             =========
WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and diluted ...........................................               38,889                23,154                22,616
                                                                              =========             =========             =========


The accompanying notes are an integral part of these financial statements.

                               VALUE AMERICA, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                               Unrealized
                                                                                Deferred         Gain on
                                          Common Stock                         Stock-Based      Marketable      Accumulated
                                      ---------------------
                                      Shares       Amount         Warrants     Compensation   Securities     Deficit      Total
                                      ------    ------------     ----------    ------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1996........... 22,500    $       150      $        -     $         -    $       -     $   (425)     $   (275)
                                      ------    ------------     ----------    ------------    ----------   ----------   ----------
Common stock granted as
employee compensation................     75             44               -               -            -            -            44
Transfer of S-corporation
losses upon reincorporation as
a C-corporation......................      -         (1,612)              -               -            -        1,612             -
Sale of common stock and
warrants.............................    578            963               -               -            -            -           963
Accrual of preferred stock
dividends............................      -              -               -               -            -          (38)          (38)
Accretion of redeemable
preferred stock......................      -              -               -               -            -         (151)         (151)
Deferred stock-based
compensation.........................      -            522               -            (522)           -            -             -
Amortization of stock
compensation.........................      -              -               -             273            -            -           273
Net loss.............................      -              -               -               -            -       (1,853)       (1,853)
                                      ------    ------------    -----------    -----------     ----------   ----------   ----------
BALANCE, DECEMBER 31, 1997........... 23,153             67               -            (249)           -         (855)       (1,037)
                                      ------    ------------    -----------    -----------     ----------   ----------   ----------
Sale of common stock and
warrants.............................    625          6,252               -               -            -            -         6,252
Stock issuance costs.................      -            (15)              -               -            -            -           (15)
Issuance of warrants with notes
payable..............................      -              -          26,585               -            -            -        26,585
Accrual of preferred stock
dividends............................      -              -               -               -            -       (1,747)       (1,747)
Accretion of redeemable
preferred stock......................      -              -               -               -            -       (9,413)       (9,413)
Professional fee.....................      -          1,700               -               -            -            -         1,700
Deferred stock-based
compensation.........................      -          2,739               -          (2,739)           -            -             -
Amortization of stock
compensation.........................      -              -               -           1,099            -            -         1,099
Net loss.............................      -              -               -               -            -      (53,616)      (53,616)
                                      ------    ------------    ------------    ------------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1998........... 23,778         10,743          26,585          (1,889)           -      (65,631)      (30,192)
                                      ------    ------------    ------------    ------------   ----------   ----------   ----------
Sale of common stock.................     20            200                                                                     200
Beneficial conversion feature
on Series C redeemable
preferred stock......................      -              -               -               -            -      (19,800)      (19,800)
Issuance of warrants with
preferred stock......................      -              -          11,400               -            -            -        11,400
Issuance of warrants with notes
payable..............................      -              -           4,539               -            -            -         4,539
Accrual of preferred stock
dividends............................      -              -              -                -            -       (1,399)       (1,399)
Accretion of redeemable
preferred stock......................      -              -               -               -            -      (10,763)      (10,763)
Sale of common stock on IPO..........  5,500        114,362               -               -            -             -      114,362
Issuance of common stock on
preferred stock conversion........... 10,737        115,473               -               -            -             -      115,473
Exercise of stock warrants...........  3,800         49,393         (27,807)              -            -            -        21,586
Exercise of stock options............  1,476            439               -               -            -            -           439
Expiration of warrants...............      -          1,716          (1,716)              -            -            -             -
Deferred stock-based
compensation.........................      -          1,670               -          (1,670)           -            -             -
Amortization of stock
Unrealized gain/loss on
short-term investments...............      -              -               -           1,504            -            -         1,504
                                           -              -               -               -          832            -           832
Net loss.............................      -              -               -               -            -     (143,526)     (143,526)
                                      ------    ------------     -----------    ------------   ----------    ----------   ----------
BALANCE, DECEMBER 31, 1999........... 45,311    $   293,996      $   13,001     $    (2,055)   $     832     $(241,119)     $ 64,655
                                      ======    ============     ===========    ============   ==========    ==========   ==========





The accompanying notes are an integral part of these financial statements.

                               VALUE AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                Year Ended December 31,
                                                                                ----------------------------------------------------
                                                                                         1999              1998               1997
                                                                                ---------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ............................................................         $(143,526)         $ (53,616)         $  (1,853)
      Adjustments to reconcile net loss to net cash used in
         Depreciation and amortization ....................................             4,886                643                 46
         Common stock granted as employee compensation ....................              --                 --                   44
         Loss on sale of fixed assets .....................................                 6               --                 --
         Stock-based compensation .........................................             1,504              1,099                273
         Professional fee .................................................              --                1,700               --
         Amortization of debt issuance costs ..............................            18,085              2,277               --
         Interest expense added to debt principal .........................              --                   24               --
         Provision for doubtful accounts ..................................               742                972                 49
         Provision for impairment of long-lived assets ....................               110               --                 --
      Changes in assets and liabilities:
         Accounts receivable ..............................................            (6,257)            (3,525)              (495)
         Inventory ........................................................            (3,251)              (640)              --
         Note receivable from officer .....................................              (200)              (250)              --
         Other assets .....................................................            (3,537)               (16)               (25)
         Accounts payable .................................................               161             15,442                 97
         Accrued expenses .................................................             8,477              4,194                 90
         Accrued Value America Dollar liability ...........................             2,969                206               --
         Accrued restructuring and other activities .......................             4,140               --                 --
         Deferred revenue .................................................             5,333              1,487              1,436
         Other liabilities ................................................               420               --                 --
                                                                                    ---------          ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES .....................................          (109,938)           (30,003)              (338)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash .....................................................            (1,016)            (6,500)              --
      Purchases of short-term investments .................................           (15,863)              --                 --
      Acquisitions of businesses, net of cash received ....................            (1,352)              --                 --
      Proceeds from sale of fixed assets ..................................                23               --                 --
      Capital expenditures ................................................           (16,327)            (2,268)              (118)
                                                                                    ---------          ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES .....................................           (34,535)            (8,768)              (118)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital lease obligations ..................            (2,042)              (128)               (17)
      Proceeds from issuance of common stock ..............................           126,700              6,252                963
      Proceeds from issuance of preferred stock and warrants ..............            60,000             18,830             10,000
      Proceeds from exercise of common stock warrants .....................               111               --                 --
      Proceeds from exercise of common stock options ......................               439               --                 --
      Payment of offering costs ...........................................           (11,765)            (5,127)              (130)
      Borrowings ..........................................................              --                5,700                 50
      Debt repayments .....................................................              --               (5,700)              (150)
      Proceeds from issuance of debt and warrants .........................             5,000             29,000               --
      Dividends paid ......................................................            (1,915)              (270)              --
                                                                                    ---------          ---------          ---------
NET CASH  PROVIDED BY FINANCING ACTIVITIES ................................           176,528             48,557             10,716
                                                                                    ---------          ---------          ---------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ................................            32,055              9,786             10,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................            20,127             10,341                 81
                                                                                    ---------          ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................         $  52,182          $  20,127          $  10,341
                                                                                    =========          =========          =========
Non-cash investing and financing transactions:

      Issuance of common stock to an employee as compensation .............         $    --            $    --            $      44
                                                                                    =========          =========          =========
      Increase in accrued expenses related to preferred stock
      offering costs ......................................................         $    --            $    --            $     592
                                                                                    =========          =========          =========
      Accretion and dividends on redeemable preferred stock ...............         $  12,162          $  11,160          $     188
                                                                                    =========          =========          =========
      Beneficial conversion feature on Series C redeemable
      preferred stock .....................................................         $  19,800          $    --            $    --
                                                                                    =========          =========          =========
      Issuance of warrants with notes payable .............................         $   4,539          $  26,585          $    --
                                                                                    =========          =========          =========
      Issuance of common stock on preferred stock conversion ..............         $ 115,473          $    --            $    --
                                                                                    =========          =========          =========
      Issuance of common stock on exercise of warrants ....................         $  49,281          $    --            $    --
                                                                                    =========          =========          =========
      Unrealized gain on securities available-for-sale ....................         $     832          $    --            $    --
                                                                                    =========          =========          =========
      Acquisition of assets under capital lease ...........................         $   8,664          $     269          $      47
                                                                                    =========          =========          =========
      Deferred stock-based compensation ...................................         $   1,670          $   2,739          $     522
                                                                                    =========          =========          =========


The accompanying notes are an integral part of these financial statements.


                               VALUE AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Value America, Inc. is an Internet-based retailer that sells a large selection of high quality, brand name products and services at competitive prices to both consumers and businesses. Additionally, Value America develops and maintains custom multi-media presentations for the products and services featured on its online store. Value America has two wholly owned subsidiaries, ServeAmerica.com, Inc. ("ServeAmerica") and Value America Automotive Group, Inc. ("VAAG"). On May 5, 1999, Value America formed ServeAmerica, a Delaware corporation. ServeAmerica has not conducted any operations from inception through December 31, 1999. On September 2, 1999, Value America formed VAAG, a Virginia corporation. On September 3, 1999, VAAG purchased in a cash transaction all of the outstanding stock of Dealer Financial Services, Inc. ("DFS") and Dealer Development Services, Inc. ("DDS"). The acquisitions resulted in $1.4 million of goodwill which is being amortized over a period of ten years.

Principles of Consolidation

     The consolidated financial statements include the accounts of Value America, Inc. and its wholly-owned subsidiaries (collectively, "Value America" or the "Company"). All material intercompany accounts and transactions have been eliminated.

Risks and Uncertainties

     Value America is subject to all of the risks inherent in an early stage business in the technology and retail industries. These risks include, but are not limited to: limited operating history, management of a changing business, reliance on merchandise vendors, reliance on other third parties, competitive nature of the industry, dependence on the Internet and related security risks, development and maintenance of efficient information technologies to support the business, employee turnover, operating cash requirements and uncertain ability to protect proprietary intellectual properties.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Value America considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash

     Value America has letter of credit agreements with vendors whereby Value America granted security interests and limited powers of attorney over certificates of deposit totaling $6.0 million at December 31, 1999. The letters of credit are callable if Value America defaults in the payments of trade payables to the secured vendors and expire through November 10, 2000. During January 2000, Value America increased its letter of credit arrangements with vendors to $9.3 million, with expirations through October 1, 2000.

     In April 1998, Value America entered into a two-year agreement for credit card clearing services which required Value America to establish a $1.5 million cash deposit account to cover potential chargebacks. Although the agreement may be terminated without penalty by either party, the credit card processor can require Value America to maintain the account for up to ten months following termination of the agreement. Additionally, the credit card processor has a first priority lien and security interest in the deposit account until the funds are released to Value America. This cash deposit is included in restricted cash as of December 31, 1999. During January 2000, the Company increased its cash deposit with the credit card processor to $5.0 million.

Investments

     Value America classifies its investments as available-for-sale securities, which consist primarily of certificates of deposit, money market auctions, corporate and United States government bonds and equity securities. Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. Value America did not have any investments classified as trading securities or held-to-maturity securities during the periods presented.

     Value America reports available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of other comprehensive income in stockholders' equity until the securities are sold. At the time of sale, any gains or losses calculated by the specific identification method will be recognized as a component of operating income (loss).

Fair Value of Financial Instruments

     The carrying value of Value America's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and mandatorily redeemable preferred stock, is considered to approximate fair value due to the relatively short maturities of the respective instruments.

Inventory and Cost of Goods Sold

     Inventories consist of merchandise returns, owned inventory on hand at manufactures or distributors and goods in transit. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Value America periodically commits to purchase quantities of merchandise from vendors prior to receiving customer orders. The inventory remains at the manufacturer or distributor that provides fulfillment services for Value America until it is sold to a third party. At December 31, 1999 and 1998, Value America was not committed to any significant inventory purchases. During the year ended December 31, 1999, the Company recorded inventory reserves of approximately $0.4 million. No reserve was maintained on inventory balances at December 31, 1998 and 1997. Value America wrote off $0.1 million and $0.4 million of inventory during 1999 and 1998, respectively. No inventory was written off during 1997.

     In the years ended December 31, 1999 and 1998, Value America purchased goods from one manufacturer that accounted for approximately 27% and 58% of net sales, respectively. The amount of net sales related to purchases from this manufacturer is minimal for the comparable period in 1997. This supply concentration makes the Company vulnerable to the risk of near term shortages in product. The Company believes that alternative suppliers of similar goods can obtained in a relatively short time. Value America has no long-term contracts or arrangements with any of its manufacturers that guarantee the availability of merchandise, the continuation of particular payment terms, or the extension of credit.

Equipment, Furniture and Fixtures

     Equipment, furniture and fixtures are recorded at cost. Value America computes depreciation on a straight-line basis for financial reporting purposes and uses accelerated depreciation methods for tax purposes, where appropriate. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss is included in income. Maintenance and repair costs are expensed as incurred.

     The Company capitalizes certain internal use software costs in accordance with the American Institute of Certified Public Accountants Statement of
Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Development and implementation costs of internal use software projects, including website development, are expensed until the point at which the Company determines that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, external direct implementation costs and payroll-related costs are capitalized until the point of system implementation, after which costs are amortized on a straight-line basis over the remaining estimated useful life of the software, not exceeding five years.

Goodwill

     Goodwill amounting to $1.3 million at December 31, 1999, net of $44,000 of accumulated amortization, arose from the 1999 acquisitions of DFS and DDS and is being amortized on a straight-line basis over a period of 10 years. The Company evaluates expected undiscounted cash flows of the related business units to determine the future recoverability of any goodwill recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business. Recorded goodwill is reevaluated on the same basis whenever any significant permanent changes in business or circumstances have occurred which might impair recovery. There were no goodwill impairments recorded in 1999.

Long-Lived Assets

     The Company records impairment losses on long-lived assets in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During 1999, the Company recorded an impairment loss of $0.1 million on certain leasehold improvements.

Revenue and Cost Recognition

     Revenues from product sales are recognized upon delivery to customers. Value America is responsible for establishing product pricing, advertising, selling the merchandise, providing customer service, arranging shipping, insuring goods during shipment, collecting payment from the customer, and processing returns. Value America takes title to products upon shipment and bears the risk of loss for collection, delivery and merchandise returns from customers. Value America occasionally purchases merchandise prior to receiving customer orders and records such merchandise as inventory until shipped to customers. The Company records a returns reserve to reduce revenues and cost of revenues for estimated product returns at the time of sale.

     Value America has contractual agreements with vendors under which Value America prepares and maintains multi-media product presentations and lists vendors' merchandise in Value America's online store. These agreements provide for both the development and the Internet-access of these presentations for established contractual periods. Value America recognizes product presentation and listing revenue ratably over the period of the related agreement, beginning upon availability of the presentation in Value America's online store, and recognizes the costs of developing and maintaining presentations as incurred. At December 31, 1999 and 1998, Value America had total deferred revenue associated with product presentations of approximately $0.5 million and $2.4 million, respectively, which it will recognize over varying terms through 2000. Value America discontinued the practice of charging for product presentations beginning January 1, 2000.

     Value America also had deferred revenue of approximately $8.0 million and $0.8 million at December 31, 1999 and 1998, respectively, associated with cash received for product sales in advance of the delivery of the underlying product. These deferred revenue amounts will be recognized as revenue upon product delivery.

     Value America recognizes advertising revenue over the period in which the related advertisement is offered on the online store or upon delivery of the electronic direct mail advertising.

     Accounts receivable primarily represent amounts billed for products shipped to business customers, receivables from vendors for returned products, product discounts from vendors, and cooperative advertising. Business customers that are extended credit are billed upon product shipment. Receivables from vendors for returned products are used as credits against future product purchases. Product discounts are billed upon shipment and cooperative advertising is billed upon airing of the respective advertisement. The December 31, 1998 accounts receivable balance included amounts billed for multi-media product presentations. Value America recorded approximately $1.9 million, $1.0 million, and $49,000 in bad debt expense during the years ended December 31, 1999, 1998 and 1997, respectively. A total of $1.5 million of accounts receivable were written off during the year ended December 31, 1999. There were no write-offs of accounts receivable in 1998 and 1997.

Comprehensive Income

     In 1998, Value America adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Value America's net loss or stockholders' equity in the years ended December 31, 1998 and 1997 as the comprehensive loss was the same as Value America's net loss during those periods. During the year ended December 31, 1999, the Company recorded $0.8 million of comprehensive income as the result of unrealized net holding gains on securities available-for-sale.

Advertising

     Advertising costs are expensed as incurred. Cash received from cooperative advertising agreements is recorded as a reduction of advertising expense. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was approximately $69.6 million, $33.2 million and $194,000, net of cooperative advertising of approximately $8.2 million, $2.0 million and $0, respectively. Value America Dollars

     On certain purchases, Value America offers customers "Value America Dollars", which can be used against future purchases of merchandise from Value America's online store. Value America records a liability for Value America Dollars at the time of the sale on which the Value America Dollars are earned and reverses that liability at the time a customer uses the Value America Dollars on a subsequent purchase. Value America Dollars offered under promotional programs directed at attracting new customers or as bonuses to encourage sales of a particular product are recorded as sales, advertising and marketing expense. Value America Dollars offered for customer relationship purposes are recorded in revenues as a reduction of the related sale. Value America Dollars earned on a current sale for use on a future sale are recorded as a cost of the current sale. During the year ended December 31, 1999, Value America Dollars in the amount of $10.3 million, $0.9 million and $2.2 million, respectively, were recorded as sales, advertising and marketing, reduction of revenue and cost of sales. During the year ended December 31, 1998, Value America Dollars in the amount of $0.2 million were recorded as a reduction of revenue. At December 31, 1999 and 1998, Value America had recorded approximately $3.2 million and $0.2 million, respectively, in accrued expenses for Value America Dollars.

Earnings Per Share

     SFAS 128, Earnings Per Share, establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potential common shares outstanding during the period, except if anti-dilutive. Potential common shares used in the diluted earnings per share calculation consist of (i) the incremental common shares issuable upon conversion of the mandatorily redeemable preferred stock (using the if-converted method) and (ii) shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

Stock-Based Compensation

     SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options or similar equity instruments. This statement allows companies to recognize compensation expense associated with stock-based awards either by the fair value method prescribed by SFAS 123 or the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Value America uses the method prescribed by APB Opinion No. 25 for employee stock options and makes supplemental disclosures (Note 6) to show the effects of using the fair value-based measurement criteria. Value America accounts for options granted to non-employees as prescribed by SFAS 123.

Income Taxes

     SFAS 109, Accounting for Income Taxes, requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years arising from differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock Split

     On July 1, 1998, Value America's Board of Directors approved a three-for-one split of Value America's common stock, which was effective as of September 1, 1998. All references to the number of shares issued and outstanding, the conversion factors for the preferred stock and per share information for all periods presented have been adjusted to reflect the stock split.

Segment Disclosures

     SFAS 121, Disclosures about Segments of an Enterprise and Related Information, sets forth requirements for the way companies report information about segments of their business. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company currently operates in one industry and geographic segment.

Reclassifications

     Certain reclassifications were made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

New Accounting Pronouncements

     SFAS 133, Accounting for Derivative Instruments and Hedging, which is effective for all quarters of the Company's year ending December 31, 2001, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. SFAS No. 133 is not expected to have a material impact on the Company's financial position and results of operations when adopted.

     The SEC issued Staff Accounting Bulletin 101 ("SAB 101") in December 1999. SAB 101 provides guidance on the recognition and disclosure of revenue in financial statements. Provided the registrant's former policy was not an improper application of Generally Accepted Accounting Principles ("GAAP"), registrants may adopt a change in accounting principle to comply with the SAB no later than the second quarter of the fiscal year beginning after December 31, 1999. The Company has assessed that its current revenue recognition policies are in accordance with GAAP. The Company is still in the process of assessing whether any accounting policies would need to be changed to be in compliance with SAB 101.

2.   BUSINESS CONDITIONS AND FUNDING ACTIVITIES

     After an extensive analysis, the Company restructured its operations in December, 1999. This restructuring enabled the Company to reduce the number of its suppliers in order to focus on key vendors whose products provided a majority of the Company's revenues. The restructuring is expected to allow the Company to streamline its operations, improve fulfillment and customer service, reduce expenses and focus on selling products with higher gross margins. The Company also believes the investment it has made in a new computer infrastructure will allow it to support substantial growth in the future. The Company will continue to pursue opportunities to make its operations more efficient in the future in order to minimize its losses from operations.

     As shown in the financial statements during the years ended December 31, 1999, 1998 and 1997, the Company incurred losses of $143.5 million, $53.6 million and $1.9 million, respectively. The Company expects to incur additional but declining losses for at least the next two years which will result in negative cash flows from operations. In April 1999, the Company raised $114.4 million from an initial public offering of its stock. As of December 31, 1999, the Company had $67.6 million of unrestricted cash and short-term investments. The Company does not expect these resources will be sufficient to fund its operations through fiscal 2000. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital.

     In December 1999, the Board of Directors formed a Special Committee to explore strategic opportunities for Value America. The Special Committee has retained Deutsche Banc Alex. Brown, as its finance advisors, to review financial opportunities available to the Company. These opportunities might include, but are not limited to, investments in the Company by new investors, additional investments by current investors and a follow on public offering of stock. The Company is actively pursuing each of these opportunities and both management and the Board of Directors are confident that these opportunities will generate cash resources sufficient to fund operations in 2000. There can be, however, no assurance that such efforts will be successful.

3.   INVESTMENTS

     The carrying amount of Value America's investments are as follows at December 31, 1999 (in thousands):


                                                               Estimated Gross Gross
                                               Fair           Unrealized         Unrealized        Amortized
                                              Value              Gains              Loss             Cost

                                          ---------------    --------------     --------------    ------------
SHORT-TERM INVESTMENTS:
      Due within one year:
      Corporate bonds................     $        5,000     $           -      $           -     $     5,000
      Government bonds...............              4,913                 -                100           5,013
      Money market auctions..........              5,450                 -                  -           5,450
                                          ---------------    --------------     --------------    ------------
         Total short-term investments             15,363                 -                100          15,463
                                          ---------------    --------------     --------------    ------------
LONG-TERM INVESTMENTS:
      Due in greater than one year:
      Equity securities..............              1,332               932                  -             400
                                          ---------------    --------------     --------------    ------------
         Total long-term investments.              1,332               932                  -             400
                                          ---------------    --------------     --------------    ------------
                                          ---------------    --------------     --------------    ------------
TOTAL INVESTMENTS...................      $       16,695     $         932      $         100     $    15,863
                                          ===============    ==============     ==============    ============

4.   EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consists of the following (in thousands):

                                                                       December 31,
                                                             ---------------------------------     Depreciable
                                                                 1999               1998             Lives
                                                             --------------     --------------    ------------
Computer hardware and software, including website
development costs......................................
                                                             $     25,448       $      2,152       1-5 years
Office furniture and equipment.........................             1,091                470       2-5 years
Other..................................................             1,009                138         2 years
                                                             --------------     --------------
                                                                   27,548              2,760
Accumulated depreciation...............................            (5,467)              (698)
                                                             --------------     --------------
Net equipment, furniture and fixtures..................      $     22,081       $      2,062
                                                             ==============     ==============

     Computer equipment with a capitalized cost of approximately $8.9 million and $0.3 million, and accumulated depreciation of approximately $2.0 million and $15,000, at December 31, 1999 and 1998, respectively, was held under capital lease agreements. During the year ended December 31, 1999 the Company capitalized software and development costs of approximately $7.6 million.

5.   NOTES PAYABLE AND LINE OF CREDIT

     At December 31, 1999 and 1998, Value America had a note payable to an employee in the amount of $50,000 included in other liabilities. This note accrued interest at 5% annually with interest and principal payable on September 15, 2007. During February 2000, the Company repaid the principal and interest on the note payable.

     In April 1998, Value America entered into a line of credit agreement, which provided for borrowings of up to $5.0 million, and expired on May 31, 1999. Borrowings under this line of credit were fully secured by liquid securities and accrued interest at a rate of LIBOR plus 1.75%. There were no amounts outstanding under this line of credit at December 31, 1998.

     During July 1999, Value America entered into an unsecured line of credit, which provides for borrowings up to $5.0 million and expires in June 2000. Borrowings under this line of credit accrue interest at the prime rate less 0.5%. The terms of the agreement prohibit the Company from having a significant change in control, ownership, or legal structure, except for primary and secondary offerings of equity securities to the public, without the bank's consent. In addition, during the agreement the Company is required to maintain unencumbered liquidity of $25 million. As of December 31, 1999, the Company had not borrowed any amounts under this line of credit. As of March 2000, the Company is in default of the unencumbered liquidity covenant, and , therefore, has no borrowing capacity available under the line of credit.

     Value America entered into a Revolving Credit Agreement ("Agreement") with a preferred stockholder and additional participants in October 1998, which was amended in November and December 1998 and January 1999. In connection with each amendment, warrants were issued to the preferred stockholder and the participants. Amounts outstanding under the Agreement totaled approximately $29.0 million at December 31, 1998. In January 1999, in accordance with the Agreement, Value America borrowed an additional $5.0 million. Borrowings under the Agreement accrue interest at 11% annually with interest and principal payable at the earlier of the initial public offering or August 17, 1999. Upon the closing of the Company's initial public offering, the $34.0 million principal amount outstanding under the Agreement was repaid through the exercise of common stock warrants in accordance with the terms of the Agreement.

     In connection with the Agreement, Value America issued 408,000 Type A warrants, 3,400,000 Type B warrants and 325,000 Type C warrants. Value America allocated the $4.5 million and $26.6 million fair value of the Type A, B and C common stock warrants during the years ended December 31, 1999 and 1998, respectively, to stockholders' equity based upon the fair value of the warrants as determined by an independent valuation, and amortized the resulting debt issuance costs as interest expense using the effective interest method until conversion. Additionally, Value America recorded approximately $1.7 million in debt issuance costs paid in cash. Upon repayment of the debt through the exercise of the Type B warrants for common stock, the $12.6 million unamortized portion of the debt issuance costs attributable to the Type B warrants was recorded to the equity accounts and the $3.7 million unamortized portion of the debt issuance costs attributable to the Type A and Type C warrants was recorded as interest expense. This amortization did not affect Value America's cash flows. At December 31, 1999 and 1998, Value America had unamortized debt issuance costs of $0 and approximately $26.1 million, respectively, associated with the Agreement, inclusive of approximately $1.5 million in debt issuance costs paid in cash during 1998. During the years ended December 31, 1999 and 1998, Value America recorded interest expense of approximately $18.1 million and $2.3 million, respectively, related to amortization of debt issuance costs.

     Value America had an agreement with the lender to pay a one percent commitment fee on the borrowing capacity under the Agreement. Commitment fees are immediately payable upon increases in the borrowing capacity. Value America paid $50,000 and $290,000 in commitment fees in the years ended December 31, 1999 and 1998, respectively.

     Additionally, Value America had an agreement with a stockholder to pay finders' fees in connection with the aforementioned Agreement. In the years ended December 31, 1998, fees were paid to this stockholder of approximately $0.3 million.

6.   MANDATORILY REDEEMABLE PREFERRED STOCK

     In December 1997, Value America sold 5,000,000 shares of 5% Cumulative Convertible Series A preferred stock ("Series A") for $10.0 million. Value America recorded proceeds from this sale, net of related issuance costs, of $9.3 million. Series A stockholders were entitled to the number of votes equal to the largest number of common shares into which the preferred shares could be converted on the record date for the determination of stockholders eligible to vote on a particular matter. With the completion of the Company's IPO, the Series A preferred shares automatically converted into 2,883,225 common shares, with certain registration rights.

     Dividends of $0.4 million, which accrued daily and were due quarterly on April 1, July 1, October 1 and January 1, were paid during 1999 to Series A stockholders. The carrying amount of these securities was periodically adjusted to increase the carrying value to the redemption value of $20.0 million at April 13, 1999. Accretion for the years ended December 31, 1999, 1998 and 1997 was approximately $1.7 million, $5.3 million and $189,000, respectively, inclusive of cumulative, unpaid dividends at 9%.

     In June 1998, Value America sold 617,979 shares of 5% Cumulative Convertible Series B preferred stock ("Series B") for $18.8 million. Value America recorded proceeds from this sale, net of related offering costs, of $17.5 million. Series B stockholders were entitled to the number of votes equal to the largest number of common shares into which the shares can be converted. With the completion of the Company's IPO, the Series B preferred shares automatically converted to 1,853,937 common shares, with certain registration rights.

     Dividends of $0.8 million, which accrued daily and were due quarterly on April 1, July 1, October 1 and January 1, were paid during 1999 to the Series B stockholders. The carrying amount of these securities was periodically adjusted to increase the carrying value to the redemption value of $37.7 million at April 13, 1999. Accretion for the years ended December 31, 1999 and 1998 was approximately $4.0 million and $5.9 million, respectively, inclusive of cumulative unpaid dividends at 9%.

     Certain of the Series B investors also acquired 617,979 shares of common stock from the two founders of Value America for $6.3 million.

     On January 12, 1999, Value America sold 6,000,000 shares of 5% Cumulative Convertible Series C preferred stock ("Series C") and warrants for $60.0 million. Value America sold 5,000,000 of the Series C shares to a related party and 1,000,000 of the Series C shares to third party investors. Value America issued 1,800,000 Type D common stock warrants, 473,724 Type E common stock warrants and 37,843 Type F common stock warrants in connection with the Series C stock. Series C stockholders were entitled to the number of votes equal to the largest number of common shares into which the shares can be converted. With the completion of the Company's IPO, the Series C preferred shares automatically converted to 6,000,000 common shares, with certain registration rights.

     Dividends of $0.7 million, which accrued daily and were due quarterly on April 1, July 1, October 1 and January 1, were paid during 1999 to the Series C stockholders. The carrying amount of these securities was periodically adjusted to increase the carrying value to the redemption value of $37.7 million at April 13, 1999. Accretion for the year ended December 31, 1999 was approximately $6.5 million inclusive of cumulative unpaid dividends at 9%.

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

     Value America paid finders' fees of $0.5 million, $1.1 million, and $1.0 million, respectively, for the placement of the Series A, Series B and Series C preferred stock. These amounts are recorded as a reduction of the related proceeds.

7.   STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

     During 1996, Value America was capitalized with the issuance of an aggregate of 22,500,000 shares of common stock, without par value, to two founders for $150,000. A common stockholder is entitled to one vote for each common share held.

     In October and November 1997, Value America sold 427,500 and 150,000 shares of common stock at a price of $1.50 and $1.67 per share, respectively, and 213,750 warrants at a price of $0.33 per warrant. The warrants expire October 31, 2002 and allow the holder to purchase one share of common stock for $1.67.

     In June 1998, Value America's principal stockholder sold 288,321 shares of common stock to an entity which assisted in the promotion of the private placements of Series A and Series B preferred stock. The shares were sold for $1.0 million in cash and $1.0 million in notes payable to the stockholder, due June 30, 2003. The note is no longer payable since the fair market value of the shares, as defined, did not exceed $6.0 million on the determination date. The excess of the fair value of the stock sold by the principal stockholder over the consideration received was recognized as a period expense (with a corresponding increase in common stock) in the amount of approximately $1.7 million. The fair value of the note was determined by an independent valuation to be $226,000.

     In December 1998, Value America sold 625,200 shares of common stock and 118,320 warrants for $6.3 million. Of the total issuances, 175,620 shares of common stock and 52,686 warrants were issued to related parties and 449,580 shares of common stock and 65,634 warrants were issued to third parties. The warrants allow the holder to purchase one share of common stock for $10.00 and are exercisable after the vesting date, which is the earlier of December 18, 1999 or a qualifying public offering, until December 18, 2008.

     In January 1999, Value America sold 20,000 shares of common stock at $10 per share to third parties.

     On April 13, 1999 the Company closed its IPO with the sale of 5,500,000 shares of common stock at an initial public offering price of $23 share. Upon the closing of the initial public offering, all of the outstanding shares of Value America's convertible preferred stock converted into 10,737,162 shares of common stock, and $34.0 million principal amount of notes payable was cancelled through the exercise of Type B warrants resulting in the issuance of 3,400,000 shares of common stock. The net proceeds to the Company from the Offering, after deducting underwriting discounts, commissions and expenses were $114.4 million.

Preferred Stock

     At December 31, 1999, 25,000,000 shares of preferred stock, without par value, were authorized and 0 shares were issued and outstanding. At December 31, 1998, 5,617,979 shares of preferred stock, without par value, were authorized, issued and outstanding.

Warrants

     Type A Warrants have an exercise price of $0.01 per share of common stock and are exercisable from April 13, 1999, the date that the Company's IPO closed, and until November 17, 2008. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

     Type B Warrants have an exercise price of $10.00 per share of common stock and are exercisable upon issuance until November 17, 2008. Type B Warrants were exercised upon the closing of the IPO. Upon the mandatory exercise, the holders paid the exercise price by cancellation of the indebtedness outstanding under the Agreement.

     Type C Warrants have an exercise price of $10.00 per share of common stock and are exercisable upon issuance until April 13, 2002, three calendar years following the Company's IPO. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

     Type D warrants have an exercise price of $10.00 per share of common stock and are exercisable upon issuance until April 13, 2002, three calendar years following the Company's IPO. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

     Type E warrants were exercisable on the "Evaluation Date" if the aggregate fair value of Value America's common stock did not exceed $600.0 million on the "Evaluation Date," and otherwise expired. Type E warrants had an exercise price of $0.01 per share of common stock and the Type E warrants expired on the "Evaluation Date".

     Type F warrants have an exercise price of $0.01 per share of common stock and are exercisable upon issuance until January 15, 2009. The exercise price is payable in cash or by Value America not issuing that number of shares having a fair market value equal to the exercise price.

     A summary of warrant activity is as follows:

                                                                         Number of Warrants

                                   -----------------------------------------------------------------------------------------------
                                    Type A          Type B        Type C       Type D        Type E         Type F       Other
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
Outstanding, December 31, 1996            -               -            -             -             -              -            -
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
      Granted.................            -               -            -             -             -              -      213,750
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
Outstanding, December 31, 1997            -               -            -             -             -              -      213,750
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
                                                                                                           ----------
      Granted.................      348,000       2,900,000      325,000             -             -              -      118,320
                                                                                                           ----------
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
Outstanding, December 31, 1998      348,000       2,900,000      325,000             -             -              -      332,070
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
      Granted.................       60,000         500,000            -      1,800,000      473,724         37,843            -
      Exercised...............     (338,400)      (3,400,000)          -             -             -         (2,366)     (60,000)
      Expired.................             -              -            -             -      (473,724)             -            -
                                   ----------     -----------    ---------    ----------    ----------     ----------    ---------
Outstanding, December 31, 1999       69,600               -      325,000      1,800,000            -         35,477      272,070
                                   ==========     ===========    =========    ==========    ==========     ==========    =========

Incentive Plans

     In connection with Value America's 1997 and 1999 Incentive Plans ("Plans"), Value America's board of directors has reserved 8,600,000 shares of common stock to grant nonqualified and incentive stock options to employees, officers, directors and certain non-employees. The exercise price of each option granted under the Plans is determined by the compensation committee of Value America's board of directors and is generally equal to the fair market value of Value America's common stock on the date of grant. The Plans also provide for the issuance of stock appreciation rights, restricted stock and stock awarded pursuant to performance incentive plans.

     The terms of option grants and issuances of stock appreciation rights, restricted stock and stock awarded pursuant to performance incentive plans, including vesting and terms of exercise, are determined by the compensation committee. Options granted through December 31, 1999 generally vest over periods up to five years and expire upon the earlier of ten years from the date of grant or upon termination of employment. Through December 31, 1999, the Company had granted no stock appreciation rights, restricted stock or stock awarded pursuant to performance incentive plans. During January 2000, the Company granted 441,420 shares of restricted stock as part of its retention plans for certain key employees.

A summary of stock option activity is as follows:

                                                                     Number               Weighted Average
                                                                   of Options              Exercise Price
                                                                 ---------------         --------------------
Outstanding, December 31, 1996........................                       -                $        -
Granted...............................................               2,591,625                      0.88
Exercised.............................................                       -                         -
Expired/forfeited.....................................                  (6,000)                     1.67
                                                                 ---------------              -----------
Outstanding, December 31, 1997........................               2,585,625                      0.88

Granted...............................................               2,062,105                      6.70
Exercised.............................................                       -                         -
Expired/forfeited.....................................                (518,255)                     3.74
                                                                 ---------------              -----------
Outstanding, December 31, 1998........................               4,129,475                      3.43

Granted...............................................               3,810,056                     13.68
Exercised.............................................              (1,475,831)                     1.39
Expired/forfeited.....................................              (1,365,852)                    12.00
                                                                 ---------------              -----------
Outstanding, December 31, 1999........................               5,097,848                $     9.39
                                                                 ===============              ===========
Exercisable at December 31, 1996......................                       -                $        -
                                                                 ===============              ===========
Exercisable at December 31, 1997......................                 441,426                $     0.69
                                                                 ===============              ===========
Exercisable at December 31, 1998......................                 953,904                $     0.83
                                                                 ===============              ===========
Exercisable at December 31, 1999......................               1,478,927                $     6.80
                                                                 ===============              ===========
Available for grant at December 31, 1999..............               1,955,224
                                                                 ===============

     The following table summarizes information about stock options at December 31, 1999:

                                   Options Outstanding                             Options Exercisable
                    ----------------------------------------------------    ---------------------------------
                                        Weighted
                                        Average
                                       Remaining
                                      Contractual
                                      Life (years)
                                     ---------------
   Range of                                                Weighted                             Weighted
Exercise Prices       Number                                Average           Number             Average
                    Outstanding                         Exercise Price      Exercisable      Exercise Price
----------------    ------------     ---------------    ----------------    ------------     ----------------
$  0.58-$  1.67         974,497              8                  $0.85           328,980              $0.95
$  3.47-$  3.50         455,800              8                  $3.50           276,755              $3.50
$  5.06-$  6.03         548,840              9                  $5.90                 -                  -
$  6.67-$10.16          909,490              9                  $9.90           873,192             $10.06
$15.00-$22.00         2,208,899              9                 $14.96                 -                  -
$30.75-$50.36               322              9                 $45.77                 -                  -
                    ------------                                             -----------
                      5,097,848                                               1,478,927
                    ============                                             ===========

     Certain  options were issued  through  December 31, 1999 which  provide for cash bonuses upon exercise. Value America recorded approximately $1,082,000, $267,000 and $273,000 in compensation for the years ended December 31, 1999, 1998 and 1997, respectively, related to these bonus provisions. Additional expense to be recognized related to these bonus provisions is as follows: 2000 -- $632,000; 2001 -- $348,000; 2002 -- $202,000; 2003 -- $97,000; 2004 --
$13,000.

     Additionally, Value America issued options through December 31, 1999 with exercise prices less than the fair market value at the date of grant, resulting in compensation expense of approximately $422,000 and $832,000 for the years ended December 31, 1999 and 1998, respectively. Additional expense to be recognized related to these options is as follows: 2000 -- $366,000; 2001 -- $247,000; 2002 -- $126,000; 2003 -- $24,000.

     Value America applies APB Opinion No. 25 and related interpretations in accounting for its Plans and recognizes compensation expense for its employee stock-based awards based upon the intrinsic value method. If Value America had elected to recognize compensation expense using the fair value method prescribed by SFAS 123, Value America's net loss, net loss available for common stockholders and net loss per share would have been as follows (in thousands, except per share information):

                                                                       Year Ended December 31,

                                                          ---------------------------------------------------
                                                              1999               1998              1997
                                                          --------------    ---------------    --------------
Net loss:

As reported.........................................      $   (143,526)     $     (53,616)     $     (1,853)
                                                          ==============    ===============    ==============
Pro forma...........................................      $   (154,321)     $     (53,688)     $     (1,856)
                                                          ==============    ===============    ==============
Net loss available for common stockholders:

As reported.........................................      $   (175,488)     $     (64,776)     $     (2,042)
                                                          ==============    ===============    ==============
Pro forma...........................................      $   (186,283)     $     (64,848)     $     (2,045)
                                                          ==============    ===============    ==============
Net loss per share:

As reported, basic and diluted......................      $      (4.51)     $       (2.80)     $      (0.09)
                                                          ==============    ===============    ==============
Pro forma, basic and diluted........................      $      (4.79)     $       (2.80)     $      (0.09)
                                                          ==============    ===============    ==============

     The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                                         Year Ended December 31,
                                                              -----------------------------------------------
                                                                  1999               1998            1997
                                                              --------------     -------------    -----------
Expected volatility....................................          147.17%            0.01%           0.01%
Risk-free interest rate................................         4.5%-6.4%         4.1%-5.6%       5.7%-5.9%
Expected life..........................................         1-6 years         1-6 years       1-6 years
Expected dividend yield................................            0%                 0%              0%

Earnings per Share

     The following table sets forth the calculation for the loss (numerator) and shares (denominator) for earnings per share (in thousands, except share information):

                                                                         Year Ended December 31,

                                                              -----------------------------------------------
                                                                  1999               1998            1997
                                                              --------------     -------------    -----------
Basic and diluted earnings per share:
Loss (numerator):
Net loss.................................                     $   (143,526)      $   (53,616)     $  (1,853)
Less:  Preferred stock dividends.........                           (1,399)           (1,747)           (38)
Less:  Accretion of preferred stock......                          (10,763)           (9,413)          (151)
Less:  Beneficial conversion feature.....                          (19,800)                -              -
                                                              ---------------     -------------    -----------

Loss available to common stockholders and assumed
conversion...............................
                                                              $   (175,488)      $   (64,776)     $  (2,042)
                                                              ==============     =============    ===========
Shares (denominator):

Weighted average common shares...........                           38,889            23,154         22,616
                                                              ==============     =============    ===========
Basic and diluted earnings per share.....                     $      (4.51)      $     (2.80)     $   (0.09)
                                                              ==============     =============    ===========

     During the years ended December 31, 1999, 1998 and 1997, Series A, Series B and Series C preferred stock convertible into 0, 4,737,162 and 2,883,225 shares of common stock were outstanding, respectively, but is not included in the earnings per share computation because it is anti-dilutive. During the years ended December 31, 1999, 1998, and 1997, options and warrants to purchase 7,599,995, 8,034,545, and 2,799,375 shares of common stock, respectively, were outstanding but are not included in the computation because they are anti-dilutive.

Net Loss Available for Common Stockholders:

     Net loss available for common stockholders is comprised of net loss, accretion, and dividends on redeemable preferred stock and the beneficial conversion feature on the Series C redeemable preferred stock. Net loss available for common stockholders for the years ended December 31, 1999, 1998 and 1997, was $175.5 million ($4.51 per share), $64.8 million ($2.80 per share) and $2.0 million ($0.09 per share), respectively. Net loss prior to consideration of accretion, dividends and the beneficial conversion feature on preferred stock was $143.5 million ($3.69 per share) for the year ended December 31, 1999, $53.6 million or $2.32 per share for the year ended December 31, 1998 and $1.9 million or $0.08 per share for the year ended December 31, 1997. The accretion and dividends on redeemable preferred stock represents the recording of the periodic increases in the carrying value of these securities to increase their value to the redemption value by the redemption date. The recording of accretion does not affect the Company's cash flows. The beneficial conversion feature on preferred stock represents the difference between the fair market value of the common stock underlying the Series C redeemable preferred stock issued on January 12, 1999, and the conversion price of the preferred stock. The recording of the beneficial conversion feature does not affect the Company's cash flows.

8.   INCOME TAXES

     From Inception (March 13, 1996) through October 31, 1997, Value America provided no provision for income taxes since it had elected, with the consent of its original stockholders, to be an S Corporation under the Internal Revenue Code. In lieu of corporate income taxes, the stockholders of an S corporation are taxed on their proportionate share of Value America's taxable income.
Accordingly, no provision for income taxes was recorded for this period. Effective November 1, 1997, Value America terminated its S Corporation status and recorded gross deferred tax assets of $479,000.

     Value America has not recorded a provision or benefit for income taxes for the period November 1, 1997 through December 31, 1997 and for the years ended December 31, 1998 and 1999. The net increase in the valuation allowance of $54.6 million in 1999 relates primarily to income tax net operating losses generated from the current year operating loss and the current exercise of stock options, which will result in future tax deductions. The related benefit of $0.7 million is recorded to stockholders' equity when it is realized. Value America has net operating loss carryforwards of approximately $186.0 million at December 31, 1999. The net operating loss carryforwards expire in years 2012 through 2019. If certain substantial changes in Value America's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. To the extent that the net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     The components of deferred income tax assets (liabilities) are as follows:

                                                                               December 31,
                                                              -----------------------------------------------
Tax assets:                                                      1999              1998             1997
                                                              ------------    ---------------    ------------
      Deferred revenue...................................     $    3,395      $       1,191      $      626
      Allowance for doubtful accounts....................            534                489              18
      Net operating loss carryforwards...................         70,644             18,998               1
      Charitable contributions carryforwards.............            608                 96               -
      Other..............................................            336                 72               6
                                                              ------------    ---------------    ------------
      Gross deferred tax assets..........................         75,517             20,846             651
Tax liabilities:
      Depreciation.......................................           (263)              (194)             -
                                                              ------------    ---------------    ------------
      Gross deferred tax liabilities.....................           (263)              (194)             -
      Net deferred tax assets............................         75,254             20,652             651
Valuation allowance......................................        (75,254)           (20,652)           (651)
                                                              ------------    ---------------    ------------
Net deferred tax assets..................................     $        -      $           -      $        -
                                                              ============    ===============    ============

     Deferred tax assets are offset by a full valuation allowance as the lack of earnings history gives rise to uncertainty as to whether the assets are realizable. As a result of Value America's history of operating losses and the uncertainty surrounding Value America's ability to recognize income tax benefits associated with such losses, no pro forma tax provision calculation or related earnings per share effects have been included in these financial statements as they relate to Value America's previous status as an S Corporation.

     A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense follows:

                                                                             Year Ended December 31,
                                                                      ---------------------------------------
                                                                         1999           1998          1997
                                                                      -----------    -----------    ---------
Statutory federal income tax rate...............................            34%             34%         34%
      Effect of S corporation status prior to November 1, 1997..             0%             0%        (23%)
      State income taxes........................................             4%             4%           1%
      Stock compensation........................................              0%           (1%)         (6%)
      Change in valuation allowance.............................           (38%)          (37%)         (6%)
                                                                      -----------    -----------    ---------
                                                                             0%             0%           0%
                                                                      ===========    ===========    =========


9.   EMPLOYEE BENEFIT PLAN

     In June 1998, Value America adopted a 401(k) defined contribution savings plan. The plan covers all full-time employees who are at least 18 years of age. Participants may contribute up to 15% of pre-tax compensation, subject to certain limitations. Value America may make discretionary annual profit sharing contributions as well as discretionary employer matching contributions. Employees vest in employer matching contributions and profit sharing contributions over three years of eligible service. Value America has made no profit sharing or matching contributions, through December 31, 1999.

10.  RELATED PARTY TRANSACTIONS

     At December 31, 1999 and 1998, Value America had notes receivable from officers in the amount of $0.5 million and $0.3 million. The notes bear interest at 6%-6.75% annually with interest and principal due from June 2000 to June 2001. During 1999, Value America forgave a note payable to an officer of $0.3 million including the related accrued interest as the result of a settlement agreement.

     During the year ended December 31, 1999, Value America recorded expenses of approximately $0.8 million for use of an aircraft owned by two of its stockholders. There exist certain disputes between the stockholders and Value America as to the amount owed to the stockholders, the outcome of which management does not believe will have a material impact on Value America's financial position, results of operations or cash flows.

     Value America paid finders' fees to a stockholder of approximately $1.0 million, $1.4 million, and $0.5 million, respectively, in the years ended December 31, 1999 and 1998, and 1997, in connection with the placement of the Series A, Series B and Series C redeemable preferred stock and the Revolving Credit Agreement. Fees paid to the stockholder in conjunction with the placement of the Series A, Series B, and Series C redeemable preferred stock are recorded as a reduction of the related proceeds. Fees paid to the stockholder in conjunction with the Revolving Credit Agreement are recorded as debt issuance costs and were amortized as interest expense over the period from issuance until conversion.

     During 1998, Value America had notes payable to three shareholders in the amount of $0.7 million. Value America repaid all of the $0.7 million outstanding balances of these notes payable and interest accrued at 10% prior to December 31, 1998.

     For the year ended December 31, 1997, 13% of net sales, or approximately $6,000, were to a stockholder. Sales to stockholders and other related parties were immaterial during the years ended December 31, 1999 and 1998.

     At December 31, 1996, Value America had a non-interest bearing loan of $0.2 million from a stockholder. This note was repaid during 1997.

11.  COMMITMENTS AND CONTINGENCIES

     Value America is subject to various legal claims in the ordinary course of business. In the opinion of management, none of these claims will have a material adverse effect on the financial position, results of operations or cash flows of Value America.

     Value America occasionally commits to purchase specified levels of inventory from vendors for resale under future product offers to customers. At December 31, 1999, Value America was not committed to any significant inventory purchases.

     Value America leases certain equipment and office space under non-cancelable operating leases. Lease terms range from one to two years and may include renewal options for additional periods. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. At December 31, 1999, Value America is committed for the payment of minimum rentals under operating lease agreements of approximately $1.2 million, $0.7 million and $0.2 million for the years ending December 31, 2000, 2001 and 2002, respectively. Rent expense was approximately $1.0 million , $0.3 million and $45,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, 1998 and 1997, Value America was obligated under various capital leases for equipment, which were capitalized at the present value of future minimum lease payments. Interest in connection with these leases was approximately $0.5 million, $6,000, and $5,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Remaining lease payments under capital leases will approximate $4.6 million, $2.2 million and $1.3 million for the years ending December 31, 2000, 2001 and 2002, respectively.

     At December 31, 1999, Value America had an outstanding commitment to purchase 34.4 acres of land on which the Company previously had plans to build a headquarters building. During 1999, the Company abandoned plans to build the headquarters building and recorded a $0.4 million charge in the fourth quarter upon completing a settlement agreement with the seller.

     On March 24, 1999, the Company was served with a complaint that was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, by Coupons, Inc., a Georgia corporation ("Coupons"). On April 9,1999, Coupons served an amended complaint, joining Stephen S. Freedman as an additional plaintiff and alleging several causes of action, including unfair competition, fraudulent registration of service marks, common law trademark infringement, unfair competition, deceptive trade practices, false advertising, fraud, fraudulent misrepresentations, and rescission of contract and, in the alternative, breach of contract. The complaint seeks rescission of a December 3, 1997 agreement between Stephen S. Freedman, injunctive relief barring most uses by the Company of the "VALUE AMERICA" mark, treble damages and an accounting of profits under the Trademark Act of 1946, as amended, punitive damages of at least $1.0 million and cancellation of the Company's "VALUE AMERICA" service mark registrations. The Company believes that the claims asserted in the foregoing action are without merit and intends to defend the action vigorously.

     The Company and four former officers have been named as defendants in a securities fraud action filed in the United States District Court for the Western District of Virginia, Charlottesville Division on January 10, 2000 by Marvin E. Sikes, as representative of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company's common stock between April 7, 1999 through December 28, 1999 (the "Class Period"). On February 11, 2000, three similar actions were filed against the Company. These actions allege that the Company's public statements contained misrepresentations or omissions of material adverse information regarding the Company's financial condition that allegedly caused the market price of the Company's common stock to be artificially inflated during the Class Period. Counsel to the Company filed a motion to consolidate all actions against the Company on February 17, 2000. Based on the preliminary review of the complaint, Value America believes that it has valid defenses to each of the claims asserted by the plaintiffs.

     The Company received a Pre-Filing Notice to Prospective Defendant, dated as of October 22, 1999, from the Consumer Protection Unit of the District Attorney for Marin County, California in connection with an investigation into alleged advertising and sale of computer components designed for use by an original equipment manufacturer as retail computer components in California. Based on its preliminary review of the Notice, the Company believes that it has valid defenses to the claims presented.

     The Federal Trade Commission ("FTC") has instituted an inquiry into the advertisement of free or reduced-cost personal computer systems, the discounts on which are contingent upon the customers' subscription to an Internet service provider's services for a fixed period of time. Specifically, the FTC asserts that the disclosure of this contingency was not sufficiently clear from the contents and layout of the Company's advertisements. The Company has produced documents to FTC pursuant to its requests, and awaits further requests for information and/or other correspondence therefrom. The Company believes that the claims asserted in the foregoing action are without merit and intends to defend the action vigorously.

     The  Company  believes  that  the  foregoing   lawsuits  will  not  have  a
materialadverse effect upon its business, financial condition or results of operations.

12.  RESTRUCTURING AND OTHER ACTIVITIES

     In the fourth quarter of 1999, the Board of Directors appointed a new executive management team to the Company. This executive management team is comprised of Wolfgang Schmitt, Chairman of the Board, Glenda M. Dorchak, Chief Executive Officer and John Steele, Chief Operating Officer. In December 1999, the new executive management team decided to refocus the Company's operations on its core lines of business. On December 28, 1999, the Board of Directors approved a plan, prepared by the new executive management team, to restructure Value America's operations. As a result, significant brands and product lines previously sold by the Company would be discontinued. Instead, the Company would direct its resources on several core product categories: computers, software, consumer electronics, media, office supplies and other products. This change in focus has significantly reduced the number of vendors utilized by the Company.

     The restructuring plan was begun in the fourth quarter of 1999 and is expected to be completed by June 30, 2000. The plan required the termination of 202 employees and cancellation of four office leases. The employee terminations represented a 50% reduction in headcount. The restructuring charge of $2.7 million is comprised of $2.2 million for employee terminations, $0.1 million for lease terminations and $0.4 million for professional fees. These amounts are classified in the "restructuring and other activities" on the statement of operations.

     All employees were notified of their terminations during the week ended December 31, 1999. The employee groups terminated included all functional areas within the Company. The employees received two months of severance one week of additional severance for each completed year of service. These severance costs were paid in the first quarter of 2000 out of existing cash resources of the Company. As of December 31, 1999, the remaining restructuring liability is $2.5 million.

     Also in the fourth quarter of 1999, the Company recorded $2.2 million of other activities. These charges related to contract settlements to eliminate product lines ($0.5 million), executive severance unrelated to the restructuring ($1.1 million), settlement of certain purchase commitments ($0.5 million) and other ($0.1 million).

13.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

                  (in thousands, except per share information)

                                                First            Second            Third           Fourth
                                               Quarter          Quarter           Quarter         Quarter
1999
Total revenues........................      $     28,002      $    35,804       $   57,632      $    61,195
Gross margin..........................      $      2,309      $     2,791       $    5,317      $     6,382
Net loss..............................      $    (34,459)         (31,771)         (31,587)         (45,709)
Accretion, dividends and beneficial
conversion feature on redeemable
preferred stock.......................

                                            $    (30,356)     $    (1,606)      $        -      $         -
Net loss available for common               $    (64,815)     $   (33,377)      $  (31,587)     $   (45,709)
stockholders...........................
Net loss per common share..............     $      (2.72)     $     (0.79)      $    (0.71)     $     (1.02)
Weighted average number of shares......           23,796           42,316           44,487           44,958
1998

Total revenues.........................     $      2,239      $     5,113       $   15,613      $    19,350
Gross margin/(loss)....................     $       (106)     $       476       $      735      $       434
Net loss...............................     $     (3,540)     $    (9,835)      $  (15,579)     $   (24,662)
Accretion, dividends and beneficial
conversion feature on redeemable
preferred stock........................

                                            $     (1,160)     $    (1,254)      $   (4,156)     $    (4,590)
Net loss available for common               $     (4,700)     $   (11,089)      $  (19,735)     $   (29,252)
stockholders...........................
Net loss per common share..............     $      (0.20)     $     (0.48)      $    (0.85)     $     (1.26)
Weighted average number of shares......           23,153           23,153           23,153           23,159


MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS

     Value America's management has prepared the consolidated financial statements and the related notes appearing on pages 21 through 38 in conformity with generally accepted accounting principles. In doing so, management makes informed judgments and estimates of the expected effects of certain events and transactions on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Financial data appearing elsewhere in this annual report are consistent with these financial statements. However, actual results could differ from the estimates on which these financial statements are based.

     The Company maintains a system of internal control to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control structure is supported by the careful selection and training of qualified personnel and an internal audit program.

     These financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was made in accordance with generally accepted auditing standards and included a review of Value America's internal accounting controls to the extent considered necessary to determine audit procedures.

     The Audit Committee of the Board of Directors, composed only of outside directors, meets with management, internal audit and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to shareholder approval.

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF VALUE AMERICA, INC.

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Value America, Inc. and its subsidiaries, at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

McLean, Virginia
March 29, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Company's definitive Proxy Statement relating to the 2000 annual meeting of stockholders (which is to be filed with the SEC by April 29, 1999) under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference.

     The information contained in the Proxy Statement under the caption "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" concerning reports filed by directors and executive officers of the Company pursuant to
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     The information contained the Proxy Statement under the caption "Election of Directors -- Compensation of Directors and Executive Compensation" concerning director and executive compensation is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Information About Value America Common Stock Ownership" is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Related Party Transactions" is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The Consolidated Financial Statements of the Registrant, and related information, are included in Part II Item 8 on pages 21 through 38:

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Shareholders' Equity (Deficit)

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

Notes to Consolidated Financial Statements

Management's Report on the Financial Statements

Report of Independent Accountants

(a) (2) Financial Statement Schedules - All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits - The following documents are filed as exhibits to the Form 10-K pursuant to Item 601 of Regulation S-K:



  Exhibit
   Number         Description of Exhibit
-------------    --------------------------------------------------------------------------------------------
    3.1          Articles of Incorporation of Value America, as amended*
    3.2          Amended and Restated Bylaws of Value America*
    4.1          Form of Common Stock Certificate*
    10.1         Consent Agreement, dated as of December 3, 1997, by and between Stephen S. Freedman and
                 America relating to the mark "Value America"*
    10.2         Employment Agreement, dated as of March 1, 1999, by and between Value America and Paul F.
                 Ewert [filed as Exhibit 10.41 to the Company's Form S-1, and incorporated herein by reference]*
    10.3         Form of Type A warrant to  purchase  shares of common  stock of
                 Value America  [filed as Exhibit  10.14 to the  Company's  Form
                 S-1]*
    10.4         Form of Type B warrant to  purchase  shares of common  stock of
                 Value America  [filed as Exhibit  10.15 to the  Company's  Form
                 S-1]*
    10.5         Form of Type C warrant to  purchase  shares of common  stock of
                 Value America  [filed as Exhibit  10.16 to the  Company's  Form
                 S-1]*
    10.6         Form of Type F warrant to  purchase  shares of common  stock of
                 Value America  [filed as Exhibit  10.17 to the  Company's  Form
                 S-1]*
    10.7         Loan Agreement, executed by Value America on April 8, 1998, by and between Jefferson
                 National Bank (predecessor of Wachovia Bank, N.A.) and Value America*
    10.8         Assignment, Pledge and Subordination Agreement, dated as of April 16, 1998, by and among
                 First Data Merchant Services Corp. Wachovia Bank, N.A. and Value America*
    13.1         Annual report to security holders
    23.1         Consent of PricewaterhouseCoopers LLP
    27.1         Financial Data Schedule
    27.2         Restated Financial Date Schedule for the year ended December 31, 1998
    99.1         Letter, dated January 21, 1998, from Value America to Mr. Robert A. Bayless, Chief
                 Accountant of the Division of Corporation of the Securities and
                 Exchange  Commission,   relating  to  Value  America's  revenue
                 recognition for product sales*
    99.2         Value America, Inc. 1999 Stock Incentive Plan

    *  Previously filed in the Company's Form S-1.

(b) On December 30, 1999, Value America filed a Form 8-K dated December 29, 1999, attaching as an exhibit its press release announcing the December 29, 1999 plan of restructuring. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALUE AMERICA, INC.

By: /s/ Wolfgang R. Schmitt

-------------------------------------------------------
(Wolfgang R. Schmitt, Chairman of the Board)
Dated:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2000.

Signature                                        Title
                                                 ------------------------------
---------------------------------
/s/ Glenda M. Dorchak                            Chief Executive Officer and
                                                 President (Principal Executive
                                                 Officer), Director
---------------------------------
(Glenda M. Dorchak)

/s/ Michael Waide                                Chief Financial Officer
                                                 (Principal Financial Officer)
---------------------------------
(Michael Waide)

/s/ M. Kathlene FitzPatrick                      Vice President & Controller,
                                                 Chief Accounting Officer
---------------------------------
(M. Kathlene FitzPatrick)

/s/ John Steele                                  Chief Operating Officer
---------------------------------
(John Steele)

/s/ Wolfgang R. Schmitt                          Chairman of the Board
---------------------------------
(Wolfgang R. Schmitt)

/s/ William J. Bennett                           Director
---------------------------------
(William J. Bennett)

/s/ Thomas J. Casey                              Director
---------------------------------
(Thomas J. Casey)

/s/ Leroy Keith                                  Director
---------------------------------
(Leroy Keith)

/s/ Gary D. LeClair                              Director
---------------------------------
(Gary D. LeClair)

/s/ Gerard R. Roche                              Director
---------------------------------
(Gerard R. Roche)

/s/ William D. Savoy                             Director
---------------------------------
(William D. Savoy)

/s/ Frederick W. Smith                           Director
---------------------------------
(Frederick W. Smith)

/s/ Michael R. Steed                             Director
---------------------------------
(Michael R. Steed)