Form 10-K/A
period 1999-12-31
VALUE AMERICA INC /VA
filed 2000-05-01
CIK 1049889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     The undersigned registrant hereby amends Part III and Part IV, Item 14, Paragraph (a) (3) of its Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission on March 30, 2000, as follows:

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
Information on the directors of the Company is provided below:

William J. Bennett
Director since 1999

         Dr. Bennett, age 56, is currently the Distinguished Fellow in Cultural Policy Studies at the Heritage Foundation and co-director of Empower America, a non-profit public policy organization. Dr. Bennett is also an author and editor of books. From 1981 to 1985, he served as Chairman of the National Endowment for the Humanities. From 1985 to 1988, he served as Secretary of the U.S. Department of Education and he served as the "Drug Czar" from 1989 until 1990.

Thomas J. Casey
Director since 1999

         Mr. Casey, age 48, has served as Vice Chairman of Global Crossing, Ltd., an independent developer, owner and operator of open access and undersea fiberoptic global telecommunications networks since December 1998. He has also been Managing Director of Global Crossing since September 1998. Since September 1998, Mr. Casey has been President of Pacific Capital Group, a Los Angeles-based merchant banking firm. From October 1995 to September 1998, Mr. Casey was Managing Director of Merrill Lynch's Global Communications Investment Banking Group. From January 1990 to September 1995, he served as a partner and co-head of the telecommunications and media group for the law firm of Skadden, Arps, Slate, Meagher and Flom. Mr. Casey serves on the Board of Directors of Global Crossing Ltd.

Glenda M. Dorchak
Director since 2000

     Ms. Dorchak, age 45, has been Chief Executive Officer of Value America since November 1999. From October 1998 until her appointment as Chief Executive Officer, Ms. Dorchak served as President and Chief Operating Officer. She served as Senior Vice President -- Marketing and Advertising of Value America from August 1998 to October 1998. From December 1995 until August 1998, Ms. Dorchak held several executive positions at IBM US, including Director of PC Direct, Director of General Business PC Sales, Director of US Channel Marketing and Director of Marketing for the Personal Systems Group North America. From December 1992 until December 1995, she served as the Director of Sales and Service of AMBRA, a build-to-order, telemarketing PC business.

Leroy Keith
Director since 1999

         Mr. Keith, age 61, has served as Chairman of Carson, Inc., a publicly-traded manufacturer and marketer of ethnic hair care products for people of color since 1995. From August 1995 to June 1998, Mr. Keith also served as Carson's Chief Executive Officer.

Gary D. LeClair
Director since 1997

         Mr. LeClair, age 44, has served as Chairman of the law firm of LeClair Ryan, A Professional Corporation, legal counsel to Value America, since 1988.

Gerard R. Roche
Director since 1999

         Mr. Roche, age 68, has served as Chairman of Heidrick & Struggles, Inc. since 1981and Senior Chairman of Heidrick & Struggles International, Inc. since February 1999. Heidrick & Struggles, is an executive recruiting firm with offices worldwide.

William D. Savoy
Director since 1999

         Mr. Savoy, age 35, has served as Vice President of Vulcan Ventures Incorporated, a venture capital fund, since November 1990. He has served as President of Vulcan Northwest Inc., a company that manages the personal financial activities of Paul G. Allen, co-founder of Microsoft Corporation, from November 1990 until the present. Mr. Savoy serves as a director of Charter Communications, Inc., drugstore.com, Go2Net, Inc., Harbinger Corporation, High Speed Access Corporation, Metricom, Inc., Telescan Inc., Ticketmaster Online -- CitySearch and USA Networks, Inc.

Wolfgang R. Schmitt
Director since 1999

         Mr. Schmitt, age 56, has been Chairman of the Company since November 1999. Until his retirement in 1999, he served as Chairman (from September 1993) and Chief Executive Officer (from November 1992) of Rubbermaid, Inc., a manufacturer of plastic products for the consumer, commercial, industrial and other markets. Mr. Schmitt was Rubbermaid's President and Chief Operating Officer from May 1991 until November 1993. He was employed by Rubbermaid in various marketing and research and development assignments from 1966 until 1999. Mr. Schmitt is also director of Kimberly Clark Corporation and Parker Hannifin Corporation.

Frederick W. Smith
Director since 1999

     Mr. Smith, age 55, is Chairman, President and Chief Executive Officer of FedEx Corporation, a global transportation and logistics holding company that was formed when Federal Express Corporation acquired Caliber System, Inc. in January 1998. He founded Federal Express in 1971 and was President of Federal Express from 1971 to 1975 and from 1983 to January 1998. Mr. Smith was Chief Executive Officer of Federal Express from 1977 to January 1998 and has served as its Chairman since 1975. Mr. Smith is responsible for providing strategic direction for all FedEx Corporation business units, including Federal Express, FedEx Ground, FedEx Logistics, FedEx Custom Critical, and FedEx Trade Networks.

Michael R. Steed
Director since 1997

         Mr. Steed, age 50, has been a Managing Director of Pacific Capital Group, a venture capital firm, since December 1999. From November 1992 until December 1999 he was Senior Vice President of Investments for The Union Labor Life Insurance Company ("ULLICO"), a financial services holding company, and President of ULLICO's investment subsidiary, Trust Fund Advisors. Before joining ULLICO, Mr. Steed served as President and Founder of A.F.I.C. Group, Ltd., a financial and investment consulting firm, from 1985 to 1992. Mr. Steed is also a director of Global Crossing, Ltd., and VR-1.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Information on the executive officers of the Company who are not directors is provided below:

Paul F. Ewert

     Mr. Ewert, age 51, has served as Executive Vice President -- Merchandising/Sales of the Company since January 2000. He joined Value America in March 1999 as its Senior Vice President and President -- Technology Products Division. From May 1991 to February 1997, Mr. Ewert served as Senior Vice President -- Merchandising of CompUSA. From February 1996 to May 1997, he served as CompUSA's President -- Merchandising and General Merchandise Manager.

William A. Pusey, Jr.

         Mr. Pusey, age 34, joined Value America as its Senior Vice President and General Counsel in July 1999. From June 1997 to July 1999, he served as Vice President and General Counsel of Home Account Network, Inc., an Internet financial services software development and services company. Before June 1997, Mr. Pusey was a partner in Ten State Street, LLP, an international business law firm which he co-founded in March 1995.

Thomas J. Starnes

         Mr. Starnes, age 40, has been Chief Marketing Officer of the Company since December 1999. He joined Value America in April 1999 as an Executive Vice President. From September 1997 to April 1999, he served as Senior Vice President of Sales and Marketing and Senior Vice President of Business Development of U.S. Office Products Co., an office and educational product supplier. From August 1993 to September 1997, Mr. Starnes was a Vice President of Barnes, Morris, Pardoe & Foster (now Insignia/ESG), a commercial property firm.

John A. Steele

     Mr. Steele, age 44, has been Chief Operating Officer of Value America since November 1999. He joined Value America in April 1999 as Senior Vice President -- Operations and in October 1999 became Executive Vice President -- Operations. From October 1993 to April 1999, Mr. Steele served as Vice President -- Operations Support for Genuine Parts Company, an auto and industrial replacement parts and office products company.

Michael J. Waide

     Mr. Waide, age 52, has been Chief Financial Officer of Value America since February 2000. From 1997 until 1999 he was Senior Vice President, Chief Financial Officer of Digital Video Express (DIVX). From 1995 until 1997 he served as Senior Vice President-Finance, Chief Financial Officer of Natural Wonders, Inc. From 1987 until 1995 he was Senior Vice President-Finance and Administration, Chief Financial Officer and Corporate Secretary of Inmac Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon review of records received by the Company, all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis in 1999 except that Messrs. Bennett, Casey, Keith, Roche and Schmitt and Ms. Dorchak were each late in filing a report with respect to an August 1999 transaction.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation

     The following table provides information on the total compensation paid or accrued during the fiscal years indicated below to the Company's Chief Executive Officer and to its three next most highly compensated executive officers serving at fiscal year end. The table also lists two former chief executive officers and two other former executive officers who would have been included had they still been executive officers of Value America at December 31, 1999.




                                                  Summary Compensation Table
                                                                                       Long-Term
                                                                                      Compensation
                                                                                       Securities
              Name and                              Annual Compensation (1)            Underlying             All Other
                                                    -----------------------
       Principal Position(s)           Year       Salary ($)        Bonus ($)        Options (#)(2)        Compensation ($)
       ---------------------           ----       ----------        ---------        --------------        ----------------

Glenda M. Dorchak                      1999         $266,020         $442,500             75,000                      -
   Chief Executive Officer             1998          57,780 (3)        62,364            325,000               $266,042 (4)

Paul F. Ewert                          1999         $256,539          $50,000            200,000                      -
   Executive Vice President -
Merchandising/Sales

Thomas J. Starnes                      1999         $215,521          $23,344            200,000                      -
   Chief Marketing Officer

John A. Steele                         1999         $159,005          $70,231            150,000               $200,000 (5)
   Chief Operating Officer

Neal Harris (6)                        1999         $227,514          $67,500            375,000               $250,000 (7)
     Former Executive Vice President

Dean M. Johnson (8)                    1999         $227,914          $58,013             61,690                      -
     Former Chief Financial Officer    1998          146,074                -                  -                      -
                                       1997                -                -            225,000                      -

Thomas Morgan (9)                      1999         $401,191         $133,223            400,000                      -
   Former Chief Executive Officer

Craig A. Winn (10)                     1999         $295,000                -                  -                      -
   Former Chairman of the              1998          233,718                -                  -                      -
   Board and Chief Executive           1997           45,000 (11)           -                  -                      -
Officer


(1)       No officer  received  perquisites  in an amount greater than the lesser of (a) $50,000 or (b) 10% of such officer's total salary plus bonus.
(2)       Represents options granted pursuant to the Company's stock incentive plan.
(3)       Represents salary earned by  Ms. Dorchak from August 1998 through December 1998.
(4)      This amount  represents  $16,042 for  relocation  expenses  and a $250,000  loan from Value  America at an interest rate of 6% per year. The loan was  subsequently  forgiven by the  Compensation  Committee of the
          Board.
(5)      Represents a $200,000 loan from Value America at an interest rate of 6.75% per year.
(6)      Mr. Harris resigned as an Executive Vice President in December 1999.
(7)      Represents a $250,000 loan from Value America at an interest rate of 6.75% per year.
(8)      Mr. Johnson resigned as Chief Financial Officer in November 1999,
(9)      Mr. Morgan resigned as Chief Executive Officer in December 1999.
(10)     Mr. Winn resigned as Chief Executive Officer in March 1999 and Chairman of the Board in December 1999.
(11)     Represents  salary earned by Mr. Winn from October 1, 1997 to December 31, 1997.  Mr. Winn served  without compensation during the first nine months of 1997.



Option Grants

     The following table shows stock options grants during 1999 to each of the executive officers named in the Summary Compensation Table. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date). This is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company's common stock.



                        Option Grants in Last Fiscal Year
                                Individual Grants
                           -----------------------------------------------------------------
                                               Percent of                                       Potential Realizable
                              Number of           Total                                           Value at Assumed
                             Securities          Options                                        Annual Rates of Stock
                             Underlying        Granted to        Exercise                        Price Appreciation
                               Options          Employees       Price Per      Expiration          For Option Term
                                                                                                   ---------------
          Name               Granted (#)         in 1999        Share ($)         Date            5%            10%
          ----               -----------         -------        ---------         ----            --            ---

Glenda M. Dorchak               75,000               2.0%      $     6.03       12/29/09     $  284,420    $   720,751
Paul Ewert                     200,000               5.2            15.00       03/01/09      1,886,700      4,781,100
Thomas J. Starnes              200,000               5.2            15.00       04/05/09      1,886,700      4,781,100
John A. Steele                 100,000               2.6            15.00       04/05/09        943,350      2,390,550
                                50,000               1.3             6.03       12/29/09        189,613        480,501
Neal Harris (1)                325,000               8.5            15.00       03/26/09      3,065,888      7,769,288
                                50,000               1.3             5.06       12/31/09        159,112        403,206
Dean M. Johnson (1)             50,000               1.3            15.00       03/22/09        471,675      1,195,275
                                11,690               0.3            22.00       04/05/09        161,741        409,868
Thomas Morgan (1)              400,000              10.5            15.00       03/01/09      3,773,400      9,562,200
Craig A. Winn (1)                    -       -                          -          -                  -              -
-----------------
(1)  Former executive officer.



Option Exercises and Year-End Option Values

     The following table shows information with respect to exercises of options to purchase the Company's common stock by each executive officer named in the Summary Compensation Table during 1999 and with respect to the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 1999. The value of the unexercised in-the-money options at fiscal year end is based on a value of $5.0625 per share, the closing price of Value America's common stock on the Nasdaq National Market on December 31, 1999 (the last trading day prior to the year end), less the per share exercise price.



                   Aggregate Option Exercises in Last Year and
                            At Year-End Option Values

                                                             Number of Shares Underlying              Value of Unexercised
                            Shares                               Unexercised Options                  In-the-Money Options
                           Acquired on       Value                at Fiscal Year-End                   at Fiscal Year-End
           Name               Exercise (#)    Realized ($)      Exercisable      Unexercisable       Exercisable     Unexercisable
           ----               ------------    ------------      -----------      -------------       -----------     -------------

Glenda M. Dorchak                45,000          $  90,000              -             355,000                -                -
Paul F. Ewert                         -                  -         40,000             160,000                -                -
Thomas J. Starnes                     -                  -         20,000             180,000                -                -
John A. Steele                        -                  -         10,000             140,000                -                -
Neal Harris                           -                  -         50,000             325,000                -                -
Dean M. Johnson                 165,000          2,113,050              -                   -                -                -
Thomas Morgan (1)                     -                  -         80,000             320,000                -                -
Craig A. Winn (1)                     -                  -              -                   -                -                -

(1)      Former executive officer.

Compensation of Directors

     Under a director stock option policy adopted on June 15, 1999, upon election to Value America's Board of Directors, individuals who are not salaried employees of Value America will receive automatic grants of non-qualified stock options to purchase 15,000 shares of common stock pursuant to the Company's stock incentive plan. Each option granted pursuant to this policy:

o        has a term of ten years;

o has an exercise price equal to the fair market value of the common stock on the date of grant; and

o        is exercisable immediately.

Stock Incentive Plan

      Value America adopted its stock incentive plan on August 1, 1997. The stock incentive plan provides for the granting of incentive awards to employees, officers, directors, consultants and certain non-employees of Value America. Incentive awards may be in the form of stock options, stock appreciation rights ("SARs"), restricted stock, incentive stock, or tax offset rights. The maximum number of shares of common stock that may be issued under the stock incentive plan is 6,250,000, subject to adjustment in the event of a stock split, stock dividend or other change in the common stock or capital structure of Value America. The Compensation Committee administers the stock incentive plan. Subject to the provisions of the stock incentive plan, the Compensation Committee is authorized to determine who may participate in the stock incentive plan, the number and type of awards to each participant, the schedules on which each award will become exercisable and the terms, conditions and limitations applicable to each award. The Compensation Committee has the exclusive power to interpret the stock incentive plan and to adopt rules and regulations to carry out the stock incentive plan.

     Stock Options. Stock options granted under the plan may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Incentive stock options may be granted only to employees of Value America, including directors who are employees, while non-qualified options may be issued to non-employee directors, employees, consultants, advisors and other independent contractors providing services to Value America. A stock option entitles the employee to purchase shares of common stock at the option price. The Committee will fix the option price at the time the stock option is granted, but in the case of an incentive stock option the exercise price cannot be less than 100% of the shares' fair market value on the date of grant (or, in the case of an incentive stock option granted to a 10% shareholder of Value America, 110% of the shares fair market value on the date of grant). The value in incentive stock options, based on the exercise price, that can be exercisable for the first time in any calendar year under the plan or any other similar plan maintained by Value America is limited to $100,000. The option price may be paid in cash or with shares of common stock, or a combination of cash and common stock. Stock options may be exercised at such times and subject to such conditions as may be prescribed by the Committee, including the requirement that they will not be exercisable after 10 years from the grant date.

     SARs. Under the stock incentive plan, the Compensation Committee may also grant SARs either in tandem with a stock option or alone. SARs granted in tandem with a stock option may be granted at the same time as the stock option or at a later time. An SAR entitles the participant to receive from Value America an amount, payable in cash, in shares of common stock or in a combination of cash and common stock, equal to the difference between the fair market value of a share of common stock on the date of exercise and the exercise price.

     Restricted Stock. Restricted stock issued pursuant to the stock incentive plan is subject to the following general restrictions: (a) restricted stock may not be sold, transferred, pledged or otherwise encumbered or disposed of until the restrictions on such stock have lapsed or have been removed under the provisions of the stock incentive plan; and (b) if a holder of restricted stock ceases to be employed by Value America, the holder will forfeit any shares of restricted stock on which such restrictions have not lapsed or been otherwise removed.

     The Compensation Committee will establish as to each share of restricted stock issued under the stock incentive plan the terms and conditions upon which the restrictions on such share shall lapse. Such terms and conditions may include, without limitation, the lapsing of such restrictions at the end of a specified period of time or as a result of death, permanent disability or retirement of the participant. In addition, the Compensation Committee may, at any time, in its sole discretion, accelerate the time at which any or all of the restrictions lapse or remove any or all of such restrictions.

     Incentive Stock. The Compensation Committee may establish performance programs with fixed goals and designate key employees as eligible to receive incentive stock if the goals are achieved. More than one performance program may be established by the Compensation Committee. They may operate concurrently or for varied periods of time, and a participant may participate in more than one program at the same time. A participant who is eligible to receive incentive stock under a performance program has no rights as a stockholder until the incentive stock is received.

     Tax Offset Rights. The Compensation Committee may, in its sole discretion, award tax offset rights in conjunction with any incentive award. Tax offset rights entitle the participant to receive an amount of cash from Value America sufficient to satisfy the income and payroll taxes legally required to be withheld upon exercise of an option or SAR, upon grant of incentive stock or upon the lapse or removal of restrictions on restricted stock.

     Federal Income Taxes. A participant will not incur federal income tax upon the grant of an option, SAR, tax offset right, and, in most cases and depending on the restrictions imposed and unless the grantee otherwise elects, restricted stock. Upon receipt of incentive stock, a participant will recognize compensation income, which is subject to income tax withholding by Value America, equal to the fair market value of the shares of incentive stock on the date of transfer to the participant.

     Upon exercise of a non-qualified stock option, a participant generally will recognize compensation income, which is subject to income tax withholding by Value America, equal to the difference between the fair market value of the common stock on the date of the exercise and the exercise price. The Compensation Committee has the authority under the stock incentive plan to include provisions allowing the participant to deliver common stock, or elect to have withheld a portion of the shares the participant would otherwise acquire upon exercise, to cover tax liabilities. The election will be effective only if approved by the Compensation Committee and made in compliance with other requirements set forth in the stock incentive plan. When an employee exercises an incentive stock option, the employee generally will not recognize income, unless the employee is subject to the alternative minimum tax provisions of the Code.

     If the terms of an option permit, a participant may deliver shares of common stock instead of cash to acquire shares under the option without having to recognize taxable gain, except in some cases with respect to stock acquired upon the exercise of incentive stock options, or "statutory option stock", on any appreciation in value of the shares delivered. However, if a participant delivers shares of statutory option stock in satisfaction of all, or any part, of the exercise price under an incentive stock option, and if the applicable holding periods of the statutory option stock have not been met, the participant will be considered to have made a taxable disposition of the statutory option stock. The applicable holding periods are two years from grant and one year from exercise.

     The exercise of an SAR is generally a taxable event. The participant usually must recognize income equal to any cash that is paid and the fair market value of any common stock that is received in settlement of an SAR.

     In general, a participant who received shares of restricted stock will include in his gross income as compensation an amount equal to the fair market value of the shares of restricted stock at the time that such shares are no longer subject to a substantial risk of forfeiture. Such amounts will be included in the tax recipient's income for the year in which such event occurs. The income recognized will be subject to income tax withholding by Value America.

     Upon exercise of a tax offset right, a participant generally will recognize ordinary compensation income, which is subject to income tax withholding by Value America, equal to the cash received.

     Subject to certain limitations, Value America will be entitled to a business expense deduction, except as explained below, at the time and in the amount that the recipient of an incentive award recognizes ordinary compensation income in connection therewith. As stated above, this usually occurs upon exercise of non-qualified options or tax offset rights, upon the lapse or removal of restrictions on restricted stock, upon issuance of incentive stock, upon a grantee's election to include in income on the date of grant the fair market value of a grant of restricted stock, and upon exercise of an SAR. No deduction is allowed in connection with an incentive stock option, unless the employee disposes of the common stock received upon exercise in violation of the holding period requirements.

     This summary of the federal income tax consequences of incentive stock options, non-qualified stock options, SARs, restricted stock, incentive stock and tax offset rights does not purport to be complete. There may also be certain state and local income taxes applicable to these transactions.

         Change in Control Provisions. In the event of a "change in control" transaction, the Compensation Committee may take any one or more of the following actions either at the time an incentive award is granted or any time thereafter:

o provide for the assumption of incentive awards granted under the stock incentive plan,

o provide for substitution of appropriate new incentive awards covering the stock of a successor corporation to Value America or an affiliate thereof or

o give notice to participants that no such assumption or substitution will be made, in which event each outstanding incentive award will automatically accelerate to become fully exercisable immediately before the effective date of the change in control, except that such acceleration will not occur if, in the opinion of Value America's independent accountants, it would render unavailable "pooling of interests" accounting treatment for a change in control that would otherwise qualify for such accounting treatment.

     All incentive awards will terminate immediately following the consummation of a change in control, except to the extent assumed by the successor corporation or an affiliate thereof. Under the stock incentive plan, a "change in control" transaction generally is defined to constitute any of the following:

o approval by the stockholders of a reorganization, merger or consolidation in which holders of outstanding voting securities of Value America would receive less than 50% of the voting securities of the surviving or resulting corporation,

o approval by the stockholders of a complete liquidation or dissolution of Value America,

o approval by the stockholders of the sale or transfer of substantially all of the assets of Value America or

o the acquisition other than from Value America by a person or group of related persons of beneficial ownership of 50% or more of the outstanding voting securities of Value America.

     Should a change in control or other event result in acceleration of vesting of outstanding options or changes in other benefits, as defined under Section 280G of the Code, certain highly-compensated employees would likely be subject to payment of a 20% excise tax on their incremental gain, as defined.

Employment Contracts and Termination and Change-In-Control Arrangements

Glenda M. Dorchak, Chief Executive Officer

     Value America and Glenda M. Dorchak, Chief Executive Officer of Value America, entered into an employment agreement as of October 5, 1998. Under the agreement, Ms. Dorchak received an annual salary of $250,000 until December 31, 1999 and will receive an annual salary of $300,000 every year thereafter, subject to increases. The term of the agreement continues through December 31, 2001 and then renews automatically for additional periods of one year until either party gives notice of non-renewal at least three months before the expiration date of the agreement. Ms. Dorchak is also eligible for quarterly incentive compensation. In each remaining year of her employment, and based upon achieving corporate and individual performance and other criteria as established by the Compensation Committee, Ms. Dorchak may earn quarterly bonuses amounting to, in the aggregate, a minimum of $150,000 per year. Value America also has agreed to pay Ms. Dorchak a bonus not to exceed $390,000 in an amount equal to the product of (a) $6.50 multiplied by (b) up to an aggregate of no more than 60,000 shares of common stock to be purchased by Ms. Dorchak upon the exercise of a stock option received under the stock incentive plan. Such bonus, if granted by Value America, will be deemed earned on and will be paid on the date of the exercise of such stock option. Ms. Dorchak is generally entitled to participate in any employee benefit plans from time to time in effect for all employees. Ms. Dorchak may voluntarily terminate her employment at any time under the agreement. Value America may terminate Ms. Dorchak's employment with or without due cause by giving her written notice of termination. If Ms. Dorchak is terminated by Value America for due cause, she will receive her salary through the date of termination. If Value America terminates her employment other than for due cause, Ms. Dorchak will be entitled to the sum of:

o        her annual salary at the time and

o a pro rata portion of any bonus she may have earned under the agreement if she had been employed for a full calendar year.

Paul F. Ewert, Executive Vice President - Merchandising/Sales

     Value America and Paul F. Ewert, Executive Vice President - Merchandising/Sales of Value America, entered into an employment agreement as of March 1, 1999. Under the agreement, Mr. Ewert has an annual salary of $280,000, subject to increases. The term of the agreement continues through December 31, 2003 and then renews automatically for additional periods of one year until either party gives notice of non-renewal at least three months before the expiration date of the agreement. Mr. Ewert is also eligible for quarterly incentive compensation. During each year of his employment, and based upon achieving corporate and individual performance and other criteria as established by the Compensation Committee, Mr. Ewert may earn quarterly bonuses amounting to, in the aggregate, a minimum of $100,000 per year. Mr. Ewert is generally entitled to participate in any employee benefit plans from time to time in effect for all employees. Mr. Ewert may voluntarily terminate his employment at any time under the agreement. Value America may terminate Mr. Ewert's employment with or without due cause by giving him written notice of termination. If Mr. Ewert is terminated by Value America for due cause, he will receive his salary through the date of termination. If Value America terminates his employment other than for due cause, Mr. Ewert will be entitled to the sum of:

o        his annual salary at the time and

o a pro rata portion of any bonus he may have earned under the agreement if he had been employed for a full calendar year.

Thomas J. Starnes, Chief Marketing Officer

     Value America and Thomas J. Starnes, Executive Vice President of Value America, entered into an employment agreement as of April 5, 1999. Under the agreement, Mr. Starnes receives an annual salary of $250,000 every year, subject to increases. The term of the agreement continues through December 31, 2004 and then renews automatically for additional periods of one year until either party gives notice of non-renewal at least three months before the expiration date of the agreement. Mr. Starnes is also eligible for quarterly incentive compensation. During each year of his employment, and based on achieving corporate and individual performance and other criteria as established by the Compensation Committee, Mr. Starnes may earn a quarterly bonus amounting to, in the aggregate, a minimum of $125,000 for 2000. Mr. Starnes is generally entitled to participate in any employee benefit plans from time to time in effect for all employees. Mr. Starnes may voluntarily terminate his employment at any time under the agreement. If Mr. Starnes is terminated by Value America for due cause, he will receive his salary through the date of termination. If Value America terminates his employment for other than due cause, Mr. Starnes will be entitled to the sum of:

o        his annual salary at the time and

o a pro rata portion of any bonus he may have earned under the agreement if he had been employed for a full calendar year.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors was formed in December 1997 to make recommendations to the Board of Directors regarding the compensation and benefits for Value America's executive officers and to administer its stock incentive plan. The Compensation Committee is currently composed of Messrs. Messrs. Roche, Casey, Savoy, Schmitt and Smith. During 1999, Messrs. LeClair and Steed also served on the Compensation Committee. No executive officer of Value America serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Value America's Board of Directors or Compensation Committee.

         Mr. LeClair also serves as the Chairman of LeClair Ryan, A Professional Corporation, Value America's legal counsel. In 1999, LeClair Ryan received fees of $1,233,378 for legal services rendered to the Company.

     Mr. Steed, served as the Senior Vice President of ULLICO until December 1999, which is the record holder of 3,544,229 shares of Value America's common stock.

Report of Compensation Committee on Executive Compensation

     The following Report of the Compensation Committee on Executive Compensation and the graph of Shareholder Return shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K into any filing under the Securities Act of 1933 or under the Securities
Exchange Act of 1934, except to the extent Value America specifically incorporates this information by reference, and shall not otherwise by deemed filed under such acts.

     This report is submitted by the Compensation Committee, which is responsible for establishing and administering Value America's executive compensation policies and its stock incentive plans. The Committee is composed of Messrs. Roche, Casey, Savoy, Schmitt and Smith, none of whom is an employee of Value America. This report addresses the compensation policies for 1999 as they affected Craig A. Winn, Thomas Morgan and Glenda M. Dorchak, each of whom served as the Chief Executive Officer of Value America in 1999, and the other executive officers of Value America.

     General Compensation Policy

     Value America's compensation policy for executive officers is designed to achieve the following objectives: (a) to enhance profitability of Value America and increase stockholder value; (b) to reward executives consistent with Value America's annual and long-term performance goals; (c) to recognize individual initiative, leadership and achievement; and (d) to provide competitive compensation that will attract and retain qualified executives.

     Executive Officer Compensation Program

     The Committee performs annual reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies who compete with Value America for prospective employees.

     The compensation  program for executive offices consists of three elements:
(1) base salary, which is set on an annual basis; (2) annual incentive compensation, in the form of cash bonuses, which is based on achievement of predetermined financial objectives of Value America and individual objectives; and (3) long-term incentive compensation, in the form of stock options or restricted stock, granted when the executive officer joins Value America and on occasion thereafter with the objective of aligning the executive officers' long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

     Base Salary

     Base salaries for executive officers are targeted at competitive market levels for their respective positions, levels of responsibility and experience. In addition to external market data, the Committee also reviews Value America's financial performance and individual performance when adjusting base salary annually.

     Bonus Compensation

     Bonus compensation is based on Value America's achievement of predetermined financial, operational and strategic objectives. Giving greatest weight to attainment of financial targets (EPS, gross margin, and gross revenue), the Committee also awards bonuses based on various operational and strategic objectives, such as management efficiency, and the ability to motivate others and build a strong management team, develop and maintain the skills necessary to work in a high-growth company, recognize and pursue new business opportunities and initiate programs to enhance Value America's growth and successes. Bonuses are awarded on a quarterly basis.

     Long Term Incentive Compensation

     Long-term incentive compensation, in the form of stock options and restricted stock grants, allows the executive officers to share in any appreciation in the value of Value America's common stock. The Committee believes that equity participation aligns executive officers' interests with those of the stockholders. In addition, the Committee believes that equity ownership by executive officers helps to balance the short term focus of annual incentive compensation with a longer term view and may help to retain key executive officers.

     When establishing stock option grant levels, the Committee considers general corporate performance, the Chief Executive Officer's recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of stock options, vesting schedules of outstanding options and the current stock price.

     It is the standard policy of Value America to grant an initial stock option grant to all executive officers at the time they commence employment consistent with the number of options granted to executive officers in the e-commerce industry at similar levels of seniority. In addition, the Committee may also make performance-based grants throughout the year. In making such performance-based grants, the Committee considers individual contributions to Value America's financial, operational and strategic objectives.

     Chief Executive Officer Compensation

     In 1999, the individuals serving as the Chief Executive Officer received base salaries as indicated in the Summary Compensation Table. This is consistent with the range of salary levels received by their counterparts in e-commerce companies of comparable size and stage of development. In addition, in 1999, Mr. Morgan and Ms. Dorchak were granted options to purchase 400,000 and 75,000 shares of common stock under Value America's the stock incentive plans.

     Certain Tax Considerations

     Value America does not believe Section 162(m) of the Internal Revenue Code, as amended, which generally disallows a tax deduction for compensation in excess of $1 million to any of the executive officers appearing in the Summary Compensation Table above will have an effect on it. The Committee has considered the requirements of Section 162(m) of the Code and its related regulations. It is the Committee's present intention that, so long as it is consistent with its overall compensation objections, substantially all executive compensation will be deductible for Federal income tax purposes.

                                                     The Compensation Committee:

                                                     Gerard R. Roche (Chairman)
                                                     Thomas J. Casey
                                                     William D. Savoy
                                                     Wolfgang Schmitt
                                                     Frederick W. Smith

Performance Graph

         The following graph compares the annual cumulative total stockholder return (assuming reinvestment of dividends) from investing $100 on April 9, 1999 (the date of our initial public offering), and plotted at December 31, 1999, in each of (a) Value America's common stock, (b) the S&P 500 stock index, and (c) a peer group consisting of internet retail companies similar to Value America:
Beyond.com Corporation, Buy.com, Inc., Cyberian Outpost, Inc., and Egghead.com, Inc. It should be noted that the Company has not paid any dividends on its common stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance.



                                April 9, 1999                December 31, 1999
                                -------------                -----------------

Value America Inc.                 $100.00                        $ 22.01
S&P 500 Stock Index                $100.00                        $115.30
Peer Group Index                   $100.00                        $ 63.49

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of Value America's common stock as of March 31, 2000 for
(a) the executive officers named in the Summary Compensation Table in Item 11 of this Form 10-K, (b) each of the Company's directors, (c) all of the Company's current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of Value America's common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. The information on the shares indicated below, other than common stock underlying warrants, as beneficially owned by each of Vulcan Ventures Incorporated and The Union Labor Life Insurance Company, separately, was obtained from Schedule 13G filings made by the parties as of March 31, 2000.

     Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2000, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such stockholders. Percentage of ownership is based on 45,425,170 shares of common stock outstanding on March 31, 2000.

                                                Amount and Nature
                                                 of Beneficial         Percent
Name of Beneficial Owner                         Ownership (1)        of Class
-------------------------                     -------------------      --------

Craig A. Winn (1)
740 Woodlands Road
Charlottesville, VA 22901.....................     10,705,650            23.6%




Vulcan Ventures Incorporated (2)
110 110th Avenue N.E.
Bellevue, WA 98004............................      8,012,338            17.6%


Rex Scatena (1)
380 Mildrod Road
Earlysville, VA 22936.........................      3,796,700             8.4%

The Union Labor Life Insurance Company (3)
111 Massachusetts Avenue, N.W.
Washington, D.C. 20001........................      3,752,604             8.3%



Directors and Executive Officers:

   William J. Bennett (4)........................      15,000                *
   Thomas J. Casey (5)...........................      71,000                *
   Glenda M. Dorchak (6).........................      13,000                *
   Leroy Keith (7)...............................      15,000                *
   Gary D. LeClair (8)...........................     170,000                *
   Gerard R. Roche (9)...........................      15,000                *
   William D. Savoy (10).........................      65,146                *
   Wolfgang R. Schmitt (11)......................     165,000                *
   Frederick W. Smith (12).......................     665,000             1.5%
   Michael R. Steed..............................       1,900                *
   All current directors and executive
    officers as a group (14 persons)...........     1,291,046             2.8%
-----------------

*      Less than one percent (1%).
(1)    Former executive officer.
(2) Includes 1,535,477 shares of common stock underlying warrants held of by Vulcan Ventures Incorporated ("Vulcan"). Mr. Savoy is Vice President of Vulcan.
(3) Includes 208,375 shares of common stock underlying warrants held of by the Union Labor Life Insurance Company.
(4) Includes 15,000 shares of common stock underlying options held by Mr. Bennett.

(5) Includes 15,000 shares of common stock underlying options and 6,000 shares of common stock underlying warrants held by Mr. Casey.
(6) Includes 3,000 shares of common stock underlying warrants held by Ms. Dorchak.
(7) Includes 15,000 shares of common stock underlying options held by Mr. Keith.
(8) Includes 80,000 shares of common stock underlying options and 30,000 shares of common stock underlying warrants held by Mr. LeClair.
(9) Includes 15,000 shares of common stock underlying options held by Mr. Roche.
(10) Includes 15,000 shares of common stock underlying options held by Mr. Savoy.
(11) Includes 165,000 shares of common stock underlying options held by Mr. Schmitt.
(12) Includes 15,000 shares of common stock underlying options and 150,000 shares of common stock underlying warrants held by Mr. Smith. Mr. Smith disclaims beneficial ownership of the 500,000 shares of common stock held by FDX Corporation.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, Value America issued 6,000,000 shares of Series C preferred stock and warrants to purchase 1,800,000 shares of common stock to Vulcan Ventures Incorporated, a Washington corporation, FDX Corporation, a Delaware corporation, and Frederick W. Smith, a director of Value America for an aggregate purchase price of $60,000,000. In connection with its initial public offering, Value America issued warrants to purchase an aggregate of 511,567 to certain existing stockholders, including Vulcan Ventures Incorporated, a holder of Series B preferred stock, and William D. Savoy, a director of Value America.

         Gary D. LeClair, a director of Value America, serves as the Chairman of LeClair Ryan, A Professional Corporation, Value America's legal counsel. In 1999, LeClair Ryan received fees of $1,233,378 for legal services rendered to the Company.

     In 1999, Value America paid approximately $388,000 on behalf of Craig A. Winn and Rex Scatena, former executive officers and directors of Value America, to cover a portion of its allocated share of the operating and maintenance expenses of a Hawker 800A aircraft acquired by Messrs. Winn and Scatena in their individual capacity that they made available to Value America for its business use. Value America also paid $200,000 towards a deposit required under a trade-up agreement entered into by Messrs. Winn and Scatena to acquire, in exchange for the aircraft then in use, two additional and more advanced Hawker aircraft that were scheduled for delivery in December 1999 and December 2002, respectively. In December, 1999, the manufacturer repurchased the Hawker 800A aircraft and agreed to terminate and release Messrs. Winn and Scatena from their obligations under the trade-up arrangement to acquire the two additional aircraft in exchange for the forfeiture of the deposits made for each aircraft. Messrs. Winn and Scatena have claimed they are owed an additional $400,000 by Value America in connection with the acquisition and use of the aircraft. While Value America vigorously disputes their claim for this amount, it nevertheless accrued in 1999 a reasonable reserve against any further obligations it may have in connection with this matter. Value America is negotiating with Messrs. Winn and Scatena to resolve the dispute over this additional amount and certain other amounts Value America paid to or on behalf of Messrs. Winn and Scatena in connection with the aircraft matter.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (3) Exhibits - The following documents are filed as exhibits to the Form 10-K pursuant to Item 601 of Regulation S-K:

Exhibit Number
--------------
                  Description of Exhibit
--------------    -------------------------------------------------------------
           3.1    Articles of Incorporation of Value America, as amended*
           3.2    Amended and Restated Bylaws of Value America*
           4.1    Form of Common Stock Certificate*
          10.1    Consent  Agreement,  dated  as of  December  3,  1997,  by and between Stephen S. Freedman and Value America relating to the mark "Value America" [filed as Exhibit 10.1 to the Company's
                  Form S-1]*
          10.2    Employment Agreement, dated as of October 5, 1998, by and
                  between Value America and Glenda M. Dorchak [filed as Exhibit
                  10.21 to the Company's Form S-1]*
          10.3    Employment Agreement, dated as of March 1, 1999, by and
                  between Value America and Paul F. Ewert [filed as Exhibit
                  10.41 to the Company's Form S-1]*
         10.4     Value America, Inc. 1997 Stock Incentive Plan [filed as
                  Exhibit 10.25 to the Company's Form S-1]*
         10.5     Form of Type A warrant to purchase  shares of common  stock of
                  Value America  [filed as Exhibit  10.14 to the Company's  Form
                  S-1]*

         10.6 Form of Type B warrant to purchase shares of common stock of Value America [filed as Exhibit 10.15 to the Company's Form S-1]*

         10.7 Form of Type C warrant to purchase shares of common stock of Value America [filed as Exhibit 10.16 to the Company's Form S-1]*

         10.8 Form of Type F warrant to purchase shares of common stock of Value America [filed as Exhibit 10.17 to the Company's Form S-1]*

         10.9 Loan Agreement, executed by Value America on April 8, 1998, by and between Jefferson National Bank (predecessor of Wachovia Bank, N.A.) and Value America [filed as Exhibit 10.7 to the Company's Form S-1]*
        10.10 Assignment, Pledge and Subordination Agreement, dated as of April 16, 1998, by and among First Data Merchant Services Corp. Wachovia Bank, N.A. and Value America [filed as Exhibit
                  10.8 to the Company's Form S-1]*

        10.11 Employment Agreement, dated as of April 5, 1999, by and between Value America and Thomas J. Starnes
         23.1     Consent of PricewaterhouseCoopers LLP**
         27.1     Financial Data Schedule**
         27.2 Restated Financial Date Schedule for the year ended December 31, 1998**
         99.1     Letter, dated January 21, 1998, from Value America to
                  Mr. Robert A. Bayless, Chief Accountant of the Division of Corporation of the Securities and Exchange Commission, relating to Value America's revenue recognition for product sales*

----------
* Incorporated herein by reference from the Company's Registration Statement on Form S-1, as amended, filed with the Commission on January 21, 1999. ** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 30, 2000.

(b) On December 30, 1999, Value America filed a Form 8-K dated December 29, 1999, attaching as an exhibit its press release announcing the December 29, 1999 plan of restructuring. No financial statements were filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VALUE AMERICA, INC.
By: /s/ Wolfgang R. Schmitt
-------------------------------------------------------
(Wolfgang R. Schmitt, Chairman of the Board)
Dated:  April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April, 28, 2000.

Signature                                Title

--------------------------------------------------------------------------------
/s/ Glenda M. Dorchak                    Chief Executive Officer and President
(Glenda M. Dorchak)                      (Principal Executive Officer), Director

/s/ Michael J. Waide                     Chief Financial Officer (Principal
(Michael J. Waide)                       Financial Officer)

/s/ M. Kathlene FitzPatrick              Vice President & Controller,
(M. Kathlene FitzPatrick)                Chief Accounting Officer

/s/ John Steele                                  Chief Operating Officer
(John Steele)

/s/ Wolfgang R. Schmitt                          Chairman of the Board
(Wolfgang R. Schmitt)

/s/ William J. Bennett                           Director
(William J. Bennett)

/s/ Thomas J. Casey                              Director
(Thomas J. Casey)

/s/ Leroy Keith                                  Director
(Leroy Keith)

/s/ Gary D. LeClair                              Director
(Gary D. LeClair)

/s/ Gerard R. Roche                              Director
(Gerard R. Roche)

/s/ William D. Savoy                             Director
(William D. Savoy)

/s/ Frederick W. Smith                           Director
(Frederick W. Smith)

/s/ Michael R. Steed                             Director
(Michael R. Steed)

EXHIBIT 10.11

                              EMPLOYMENT AGREEMENT
     AGREEMENT (the "Agreement"), dated as of April 5, 1999, between Value America, Inc., a Virginia corporation (the "Company"), and Tom Starnes (the "Executive").
     The Company and the Executive agree as follows:

         1. Position; Term of Employment. The Company agrees to employ the Executive, and the Executive agrees to serve the Company, as its Executive Vice President. The parties intend that the Executive shall continue to so serve in the aforesaid capacity throughout the Term (as such term is defined below).

         Subject to earlier termination under the provisions of Paragraph 4 below, the term of Executive's employment by the Company hereunder shall commence on April 5, 1999 and shall continue through December 31, 2004 and then renew for an additional one year term on January 1, 2005 and each subsequent annual anniversary thereof unless at least 3 months prior to January 1, 2005 or a subsequent annual anniversary thereof either Executive or Company gives to the other written notice that the term shall not be renewed at such annual anniversary, in which case the term shall expire on December 31, 2004 or the day before such subsequent anniversary, as the case may be (the "Term").

         2. Duties. The Executive throughout the Term shall devote his full time and undivided professional attention during normal business hours to the business and affairs of the Company and its affiliates, if any ("Affiliates"), except for holidays and vacations consistent with applicable Company policy and except for illness or incapacity, but nothing in this Agreement shall preclude the Executive from serving as a director or a member of an advisory committee of any organization involving no conflict of interest with the Company (subject to prior approval of his appointment to such position in certain cases as provided in the next to last sentence of this Paragraph 2), from engaging in charitable and community activities, and from managing his personal investments, provided that such activities do not materially interfere with the performance of his duties and responsibilities under this Agreement. The Executive shall not accept any proposed appointment to serve as a director, trustee or the equivalent of any for-profit business organization of which the Executive is not a director, trustee, or the equivalent on the date hereof, without the prior approval of the Chairman of the Company's Board, which approval shall not be unreasonably withheld. The Executive shall report directly to the Chief Executive Officer, or in his or her absence, the Board.

         3. Compensation.
(a) Salary. During the Term, the Company shall pay to the Executive a salary of $250,000 per annum payable in equal installments not less frequently than monthly. Such salary shall be reviewed by the Compensation Committee of the Board at least annually, with any increases taking into account, among other factors, corporate and individual performance and increases, if any, in relevant cost of living indices. The Compensation Committee may not reduce the salary below $250,000 per year.

(b) Bonus. During the Term, the Executive shall be entitled to participate in such bonus programs as the Compensation Committee of the Board from time to time shall approve. Notwithstanding the foregoing, for each calendar quarter beginning on or after April 1, 1999, Executive shall be entitled to a bonus per full calendar quarter of employment hereunder in such amounts and based upon achievement of such corporate and individual performance and other criteria as shall be established by the Compensation Committee of the Board from time to time, considering among other items input from the Chairman of the Board, the Chief Executive Officer, the Executive and, if considered appropriate by the Committee, a compensation consultant, which bonus shall be paid within ten days after the end of the calendar quarter, provided Executive is employed hereunder on the last day of such quarter, and provided further that (i) the minimum bonus potential for the calendar year ending December 31, 1999 shall be at least $93,750.00 and (ii) the minimum bonus potential for the calendar year ending December 31, 2000 shall be at least $125,000 and (iii) the minimum bonus paid for calendar years ending December 31, 1999 and December 31, 2000 shall be $23,437.50 and $31,250.00, respectively, subject only to Executive remaining employed by Company through September 30, 1999 and June 30, 2000, respectively.

(c) Benefit Plans. During the Term, the Executive shall be entitled to participate in all retirement and employment benefit plans of the Company that are generally available to senior executives of the Company. Such participation shall be pursuant to the terms and conditions of such plans, as the same shall be amended from time to time. Executive shall be entitled to 20 days of paid vacation (in addition to eight paid holidays), six sick days, and two personal days per full calendar year, which shall accrue ratably on a biweekly basis throughout the year starting on the first day of the month following the effective date of this Agreement. Unused vacation shall not be carried over from one calendar year to another and Executive shall not be entitled to a cash payment for any unused vacation. The Company shall also pay to Executive an additional W-2 compensation up to $286.00 per month during the term, which Executive agrees to use to pay the premium on disability insurance covering Executive.

(d) Relocation Expenses. The Company will reimburse the Executive for the reasonable out-of-pocket expenses incurred by Executive for (i) moving van expenses to Charlottesville, Virginia and (ii) reasonable, temporary living expenses in Charlottesville, Virginia for a period of up to 12 months. The Company shall also reimburse the Executive up to $579.00 per month for the premium cost to Executive to maintain his current COBRA health care and dental insurance coverage until the earlier of the date Executive is covered by the Company's health care plan or September 30, 1999.

(e) Business Expenses. During the Term, the Company shall, in accordance with policies then in effect with respect to payments of expenses, pay or reimburse the Executive for all reasonable out-of-pocket travel and other expenses (other than ordinary commuting expenses) incurred by the Executive in performing services hereunder. All such expenses shall be accounted for in such reasonable detail as the Company may require. (f) Indemnity. As an officer of Company, Executive shall be entitled to indemnity as provided in the Company's Articles of Incorporation, as the same shall be amended from time to time.

     4.  Termination.
         -----------
(a) Death. In the event of the death of the Executive during the Term, his employment shall be terminated as of the date of death and his salary for the month in which his death occurs shall be paid to his designated beneficiary, or in the absence of such designation, to the estate or other legal representative of the Executive. Except in accordance with the terms of the Company's benefit programs and plans then in effect, after his date of death, Executive shall not be entitled to any other compensation or benefits from the Company or hereunder.
(b) Disability. In the event of the Executive's Disability as hereinafter defined, the employment of the Executive may be terminated by the Company, effective upon the Disability Termination Date (as defined below). After the Disability Termination Date, except in accordance with the Company's benefit programs and plans then in effect, Executive shall not be entitled to any compensation or benefits from the Company or hereunder.

         "Disability," for purposes of this Agreement, shall mean the Executive's incapacity due to physical or mental illness causing his complete and full-time absence from his duties, as defined in Paragraph 2, for either a consecutive period of more than six months or at least 180 days within any 270-day period. Any determination of the Executive's Disability made in good faith by the Board shall be conclusive and binding on the Executive, unless within 10 days after written notice to Executive of such determination, Executive elects by written notice to Company to challenge such determination, in which case the determination of Disability shall be made by arbitration pursuant to Section 13 below (provided that Company shall not be required to provide Executive any compensation or benefits after the determination by the Board unless the arbitration results in a determination that Executive is not disabled, in which case the Company shall pay to Executive within 10 days after such arbitration decision all compensation due through the date of such arbitration decision, and further provided that Company shall not be deemed to have breached its obligations related to such compensation and benefits under this Agreement if it makes such payment within 10 days after such arbitration decision). The Disability Termination Date shall be the date on which the Board makes such determination of Executive's Disability unless the arbitration, if any, results in a determination that Executive is not disabled.

         (c) Termination by the Company for Due Cause. Nothing herein shall prevent the Company from terminating the Executive's employment for Due Cause. The Executive shall continue to receive the salary provided for in this Agreement only through the period ending with the date of such termination. Any rights and benefits he may have under employee benefit plans and programs of the Company shall be determined in accordance with the terms of such plans and programs. Except as provided in the two immediately preceding sentences, after termination of employment for Due Cause, Executive shall not be entitled to any compensation or benefits from the Company or hereunder.

         The term "Due Cause," as used herein, shall mean (i) repeated material violation by the Executive of the Executive's obligations hereunder, the DNN Agreement (as defined in Paragraph 10 below) or a written directive from the Chairman of the Board, the Chief Executive Officer, or the Board (1) which are willful and deliberate on the Executive's part, (2) which are not due to the Disability of the Executive (within the meaning of Paragraph 4(b) but without regard to the requirement that it continue for more than six months or 180 days within a 270-day period) and (3) which have not been cured by the Executive within 15 business days after written notice to the Executive specifying the nature of such violations, (ii) an act or acts of dishonesty on the Executive's part which are intended to or do result in either the Executive's personal enrichment or material adverse affect upon the Company's assets, business, prospects or reputation, or (iii) conviction of a felony or a misdemeanor involving fraud, breach of trust, or misappropriation. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Due Cause without (1) written notice to the Executive setting forth the reasons for the Company's intention to terminate for Due Cause, (2) an opportunity for the Executive, together with his counsel, to be heard before the Board, and (3) delivery to the Executive of a Notice of Termination from the Board finding that in the good faith opinion of at least three-quarters (3/4) of the Board (not counting the Executive in either the numerator or the denominator), the Executive was guilty of conduct set forth above in clause (i), (ii) or (iii) hereof, and specifying the particulars thereof in detail.

         (d) Termination by the Company Other than for Due Cause. The foregoing notwithstanding, the Company may terminate the Executive's employment for whatever reasons it deems appropriate; provided, however, that in the event such termination is not due to death, Disability or Due Cause, the Executive shall
(i) be entitled to a Termination Payment as hereinafter defined and (ii) be sent written notice stating the termination is not due to death, Disability or Due Cause. If the Company terminates the Executive's employment for other than death, Disability or Due Cause, the term "Termination Payment" shall mean (i) if such termination occurs within two years of the effective date of this Agreement, a cash payment equal to the sum of an amount equal to his annual salary, as in effect immediately prior to such termination, and a pro rata portion of any bonus that would have been payable to the Executive under Paragraph 3(b) for such calendar year if he had been employed for the full calendar year, provided the criteria for such bonus other than the Executive's continued employment are satisfied, or (ii) if such termination occurs more than two years after the effective date of this Agreement, an amount equal to one-half of the amount determined pursuant to clause (i) of this sentence. Such Termination Payment shall be payable in 12 equal monthly installments beginning 30 days after the date of termination if such Termination Payment is determined in accordance with clause (i) of the immediately preceding sentence, or, if determined in accordance with clause (ii) of the immediately preceding sentence, such Termination Payment shall be payable in six equal monthly installments beginning 30 days after the date of termination. In addition, the Company will pay the premium cost for the Executive to receive any group health coverage that the Company provides under Section 4980B of the Internal Revenue Code of 1986 ("COBRA Coverage") for the period in which the Executive is eligible for such

COBRA coverage. Following the Executive's termination of employment under this Paragraph 4(d), the Executive will have no further obligation to provide services to the Company pursuant to Paragraphs 1 and 2. Except for the Termination Payment and as otherwise provided in accordance with the terms of the Company's benefit programs and plans then in effect, after termination by the Company of employment for other than death, Disability or Due Cause, Executive shall not be entitled to any other compensation or benefits from the Company or hereunder.

(e) Constructive Termination of Employment by the Company Without Due Cause. Termination by the Company without Due Cause under Paragraph 4 (d) shall be deemed to have occurred if the Executive elects to terminate his employment as a result of a material breach by the Company of Section 3 of this Agreement (which breach is not cured within 10 days after written notice thereof by Executive to each of the Directors of the Company, which notice shall specifically describe such alleged breach).

(f) Voluntary Termination. In the event that the Executive terminates his employment at his own volition prior to the expiration of the Term (except as provided in Paragraph 4(e) above), such termination shall constitute a "Voluntary Termination" and in such event the Executive shall be limited to the same rights and benefits as provided in connection with a termination for Due Cause under Paragraph 4 (c) above. (g) Election Not to Renew. An election by either Company or Executive pursuant to Paragraph 1 above not to renew the Term shall not be deemed a termination of employment by either party. After the expiration of the Term because of either Company's or Executive's election not to renew, except in accordance with the terms of the Company's benefit plans and programs then in effect, Executive shall not be entitled to any other compensation or benefits from the Company or hereunder.

(h) Notice of  Termination,  Resignation  and  Release.  Any  termination  under
Section 4(c) by the Company for Due Cause or Section 4(b) for Disability or by the Executive pursuant to a constructive termination under Section 4(e) shall be communicated by Notice of Termination to the other party thereto given in accordance with Paragraph 12. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the termination date is other than the date of receipt of such Notice, specifies the termination date (which date shall not be prior to the date of such notice or more than 15 days after the giving of such Notice).

         Notwithstanding anything in this Agreement to the contrary, in order to be eligible to receive any payments or benefits hereunder as a result of the termination or expiration of the Executive's employment, in addition to fulfilling all other conditions precedent to such receipt, the Executive (if he has the legal capacity to do so and if not, his legal representative) must within 10 days after the termination date (i) resign as a member of the Board, if applicable, and as an officer and employee of the Company and its Affiliates and (ii) on behalf of the Executive and his estate, heirs and representatives, execute a release in form and substance reasonably satisfactory to the Company and its legal counsel releasing the Company, its Affiliates and each of the Company's and such Affiliate's respective officers, Directors, employees, members, managers, agents, independent contractors, representatives, shareholders, successors and assigns (all of which persons and entities shall be third party beneficiaries of such release with full power to enforce the provisions thereof) from any and all claims related to any payments or benefits under Section 3 or 4 of this Agreement related to the termination of Executive's employment (provided that Executive's post-termination of employment obligations under Section 5 shall cease upon the Company's failure to make any such payments when due if within 15 days after written notice of such failure, Company does not make the required payment). In the event the Company fails to make when due any payment under Section 3 or 4 related to the termination of Executive's employment hereunder, if Executive gives written notice of such failure to Company and the Company fails to make such payment within 15 days after the receipt of such written notice, then Executive shall be entitled to interest on such payment at 10% per annum from the date due plus all reasonable costs of collection (including attorney's fees) and all such payments that are not yet due shall accelerate and become immediately due and payable.

         (i) Earned and Accrued Payments. The foregoing notwithstanding, upon the termination of the Executive's employment at any time, for any reason, the Executive shall be paid all amounts that had already been earned and accrued as of the time of termination, including but not limited to (i) pay for any accrued and unused vacation; (ii) any bonus that had been earned but not yet paid; and
(iii) reimbursement for any business expenses accrued in accordance with Section 3(d).

5. Non-Compete and Non-Solicitation. The Executive agrees that during the Term which he is employed by the Company, and during the period ending two years after a Voluntary Termination, a termination by the Company for Disability or Due Cause or an expiration of the Term because Executive elects not to renew pursuant to Paragraph 1 above (the "Non-Compete Period"), he shall not:

(a) compete with any business that is conducted by the Company or any of its Affiliates during the Non-Compete Period. For purposes of this Agreement, the term "compete" shall mean engaging in an activity on behalf of himself or as a more than 5% equity holder, an officer, a director, an employee, a partner, a member, a manager, an agent, a consultant, a sole proprietor, or any other individual or representative capacity if both (i) it involves a business which sells or distributes consumer and business products primarily (more than 50%) through the Internet or which develops or distributes convergence technology products or which uses interactive multimedia to sell its products (i.e., more than 20% of revenue) and (ii) the location in which the Executive conducts such activities is within 50 miles of Charlottesville, Virginia;

(b) on behalf of himself or any other person or entity solicit for employment any employee of Company or its Affiliates who was such at any time during the 6 months immediately preceding and the 6 months after the date of termination or expiration of the Term or cause such an employee to terminate him or his employment by the Company or its Affiliates; (e.g., Executive shall not be liable if a close friend or assistant leaves as the result of the Company terminating Executive), or

(c) intentionally cause any significant vendor of the Company (i.e., more than 5% of the Company's sales) who was such at any time during the two years immediately preceding and within six months after the date of termination or expiration of the Term to (i) cease doing business with or (ii) decrease significantly (i.e., reduce by more than 50% compared to the monthly average of the 6 (or such months less than 6 (representing the number of months in such period in which business was done) months with the highest amount of business in such period)) the amount of business done with the Company.

     In the event the restrictions contained in this Paragraph 5 shall be determined by any court of competent jurisdiction to be unenforceable by reason of extending for too great a period of time or over too great a geographic area or by reason of being too extensive in any other respect, such restrictions shall be interpreted to extend only over the maximum period of time for which they may be enforceable, and over the maximum geographic area as to which they may be enforceable and to the maximum extent in all other respects as to which they may be enforceable, all as determined by such court in such action.

     6. Protection of Confidential Information, Etc. The Executive acknowledges that his employment by the Company will, throughout the Term of this Agreement, bring him into close contact with many confidential affairs of the Company, including information about costs, profits, markets, sales, products, key personnel, pricing policies, operational methods, technical processes and know-how and other business affairs and methods and other information not readily available to the public, and plans for future developments. The Company acknowledges that Executive comes to the Company with his own information, skills and talents of a special and unique character. In recognition of the foregoing, the Executive covenants and agrees that except as required in connection with enforcing or defending any rights or claims in a legal proceeding or arbitration pursuant to Section 13 below related to his employment by the Company, this Agreement or any other agreement between the Executive and the Company:

                  (i) during the Term which the Executive is employed by the Company and thereafter, regardless of the reasons for termination of employment, the Executive shall not, without the prior written consent of the Board or a person authorized thereby, disclose to any person other than as required by law, court order or administrative or other governmental compulsory process, or other than to an employee of the Company or its Affiliates, or to a person to which disclosure is appropriate in connection with the performance by the Executive of his duties as an executive of the Company (e.g., disclosure to the

         Company's outside consultants, independent contractors, lawyers, accountants or bankers of financial data properly requested by such persons) any confidential information obtained by him while in the employ of the Company and not known by Executive prior to his employment by the Company with respect to any of the Company's products, services, customers, suppliers, marketing techniques, methods, or future plans, the disclosure of which will be damaging to the Company; provided, however, that confidential information reasonably available to a diligent researcher not in the Company's employ of publicly available information (other than as a result of unauthorized disclosure by the Executive) shall not be subject to the provisions of this Section 6 (i) after the time it becomes generally known to the public;

                  (ii) he will deliver promptly to the Company on termination of his employment, or at any other time the Company may reasonably so request, at its expense, all memoranda, notes, records, reports, and other documents (and all copies thereof) relating to the Company's business, which he may possess or have under his control other than any agreements or plans related to the Executive's employment by the Company; and

                  (iii) he will transfer and assign to the Company, all rights of every kind and character, in perpetuity, in and to any written material and/or ideas created and reduced to writing during the Term which were suggested or submitted by the Executive and which relate to the business of the Company and all other results and proceeds of the Executive's service hereunder. The Executive agrees to execute and deliver to the Company such assignments or other instruments as the Company may require from time to time to evidence its ownership of the results and proceeds of the Executive's service.

     7. Injunctive Relief. The Executive acknowledges that a breach of the restrictions against engaging in a competitive activity contained in Paragraph 5 and the disclosure of confidential information contained in Paragraph 6 will cause irreparable damage to the Company, the exact amount of which will be difficult to ascertain, and that the remedies at law for any such breach will be inadequate. Accordingly, the Executive and the Company agree that if the Executive breaches the restrictions on engaging in a competitive activity, on solicitations, on the disclosure of confidential information or on any other matter or action contained in Paragraphs 5 and 6, then the Company shall be entitled to injunctive relief. The prevailing party in any such injunctive relief proceeding shall be entitled to recover from the other party its costs in such proceeding, including reasonable attorney fees.

     8.  Successors and Assigns.
         ----------------------
(a) Assignment by the Company. This Agreement shall be binding upon and inure to the benefit of the Company or any corporation or other entity to which the Company may transfer all or substantially all of its assets and business and to which the Company may assign this Agreement, in which case the term "Company," as used herein, shall mean such corporation or other entity, provided that no such assignment shall relieve the Company from any obligations hereunder, whether arising prior to or after such assignment.
(b) Assignment by the Executive. The Executive may not assign this Agreement or any part hereof without the prior written consent of the Company; provided, however, that nothing herein shall preclude the Executive from designating one or more beneficiaries to receive any amount that may be payable following occurrence of his legal incompetency or his death and shall not preclude the legal representative of his estate from assigning any right hereunder to the person or persons entitled thereto under his will or, in the case of intestacy, to the person or persons entitled thereto under the laws of intestacy applicable to his estate. The term "beneficiaries," as used in this Agreement, shall mean a beneficiary or beneficiaries so designated to receive any such amount or, if no beneficiary has been so designated, the legal representative of the Executive (in the event of his incompetency) or the Executive's estate.

         9. Governing Law. This Agreement shall be governed by the laws of the Commonwealth of Virginia, without
         -------------
reference to the choice of law provisions of any jurisdiction.

     10. Entire Agreement. This Agreement, the Developments, Noncompete, Nondisclosure Agreement between Executive and Company dated April 5, 1999 (the "DNN Agreement"), the Incentive Stock Option Agreement pursuant to the Notice of Grant dated April 5, 1999, and the Non-Qualified Stock Option Agreement pursuant to the Notice of Grant dated April 5, 1999, contain all of the understandings and representations between the parties hereto pertaining to the matters referred to herein, and supersede all undertakings and agreements, whether oral or in writing, previously entered into by them with respect thereto. This Agreement may only be modified by an instrument in writing. The terms of this Agreement and the DNN Agreement shall be interpreted to be inter-dependent agreements such that any provision contained in the DNN Agreement shall be of no further force and effect to the extent it conflicts with a term or provision of this Agreement and this Agreement shall supersede any conflicting provision of the DNN Agreement, including, without limitation, any conflicting provisions included in Sections 1 (not including Section 1.5, without limitation), 2, 3, 4 and 6 and all subsections thereof. To the extent such terms are deemed to be inconsistent in any given circumstance, Executive may request in writing a determination by the Board as to how such inconsistency shall be resolved.

     11. Waiver of Breach. The waiver by any party of a breach of any condition or provision of this Agreement to be performed by such other party shall not operate or be construed to be a waiver of a similar or dissimilar provision or condition at the same or any prior or subsequent time.

12. Notices. Any notice to be given hereunder shall be in writing and delivered personally, or sent by certified mail, postage prepaid, return receipt requested, addressed to the party concerned at the address indicated below or to such other address as such party may subsequently give notice of hereunder in writing:

         If to the Company:
         -----------------
         Value America, Inc.
         1550 Insurance Lane
         Charlottesville, Virginia 22911
         Attn:  Corporate Secretary

         With a copy to:
         Gary D. LeClair, Esquire
         LeClair Ryan, A Professional Corporation
         707 E. Main Street
         11th Floor
         Richmond, Virginia 23219

         If to the Executive:
         Tom Starnes
         1000 Kimberly Place
         Great Falls, Virginia 22066

     13. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or any breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect in the Commonwealth of Virginia and judgment upon such award rendered by the arbitrators may be entered in any court having jurisdiction thereof. The board of arbitrators shall consist of one arbitrator to be appointed by the Company, one by the Executive, and one by the two arbitrators so chosen. The arbitration shall be held at such place as may be agreed upon at the time by the parties to the arbitration. The cost of arbitration shall be borne as determined by the arbitrators.

     14. Withholding. Anything to the contrary notwithstanding, all payments required to be made by the Company hereunder to the Executive or his estate or beneficiaries shall be subject to the withholding of such amounts relating to taxes as the Company may reasonably determine it should withhold pursuant to any applicable law or regulation. In lieu of withholding such amounts, in whole or in part, the Company may, in its sole discretion, accept other provisions for payment of taxes and withholdings as required by law, provided it is satisfied that all requirements of law affecting its responsibilities to withhold have been satisfied.

     15. Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions or portions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

         16. Titles. Titles to the paragraphs in this Agreement are intended solely for convenience and no provision
         ------
of this Agreement is to be construed by reference to the title of any paragraph.

         17. Legal Fees. Company agrees to pay the reasonable fees and expenses of Executive's legal counsel in
         ----------
connection with the negotiation and execution of this Agreement.

     18. Counsel. This Agreement has been prepared by LeClair Ryan, A Professional Corporation, as counsel to the Company ("Counsel"), after full disclosure of its representation of the Company and with the consent and direction of the Company and the Executive. The Executive has reviewed the contents of this Agreement and fully understands its terms. The Executive acknowledges that he is fully aware of his right to the advice of counsel independent from that of the Company, that Counsel has advised him of such right and disclosed to him the risks in not seeking such independent advice, and that he fully understands the potentially adverse interests of the parties with respect to this Agreement. The Executive further acknowledges that neither the Company nor its Counsel has made representations or given any advice with respect to the tax or other consequences of this Agreement or any transactions contemplated by this Agreement to him, that he has been advised of the importance of seeking independent counsel with respect to such consequences, and that he had obtained independent counsel with respect to such consequences. By executing this Agreement, the Executive represents that he has, after being advised of the potential conflicts between him and the Company with respect to the future consequences of this Agreement, either consulted independent legal counsel or elected, notwithstanding the advisability of seeking such independent legal counsel, not to consult with such independent legal counsel.

         19. Authority. Subject to obtaining Compensation Committee approval, Company represents that this

         Agreement has been duly authorized by all appropriate corporate actions and duly executed and delivered by an officer of the Company on its behalf.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.
                                   VALUE AMERICA, INC.
                                   By:___________________
                                   Its:______________________
                                   Tom Starnes