Form 10-Q
period 2000-03-31
VALUE AMERICA INC /VA
filed 2000-05-15
CIK 1049889

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

               337 West Rio Road, Charlottesville, Virginia 22901
               (Address of principal executive offices) (Zip code)

                                  (804)817-7700
               (Registrant's telephone number including area code)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         As of April 30, 2000, there were 45,455,170 shares of common stock outstanding.

                               Value America, Inc.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000

                                      INDEX

                                                                            Page
Part I - Financial Information................................................2
      Item 1.  Consolidated Financial Statements..............................2
      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................12
      Item 3.  Quantitative and Qualitative Disclosures About Market Risk....12
Part II - Other Information..................................................13
      Item 1.  Legal Proceedings.............................................13
      Item 2.  Changes in Securities and Use of Proceeds.....................14
      Item 3.  Defaults Upon Senior Securities...............................14
      Item 4.  Submission of Matters to a Vote of Security Holders...........14
      Item 5.  Other Information.............................................14
      Item 6.  Exhibits and Reports on Form 8-K..............................14

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                               VALUE AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars, except share data)
                                                                           March 31,          December
                                                                                                31,
                                                                             2000               1999
                                                                         --------------     -------------
                              ASSETS                                      (unaudited)
CURRENT ASSETS:
      Cash and cash equivalents..........................................$     21,453       $    52,182
      Restricted cash....................................................      12,816             6,016
      Short-term investments.............................................           -            15,363
      Accounts receivable, net of allowance of $2,770 and $1,021.........       7,709             8,971
      Inventory..........................................................       5,572             3,532
      Other current assets...............................................       1,436             3,453
                                                                         --------------     -------------
         TOTAL CURRENT ASSETS............................................      48,986            89,517
                                                                         --------------     -------------
Equipment, software, furniture and fixtures, net.........................      24,123            22,081
Restricted cash..........................................................           -             1,500
Long-term investments....................................................           -             1,332
Note receivable from officer.............................................         200               450
Goodwill.................................................................       1,278             1,311
Other assets.............................................................         196               128
                                                                         --------------     -------------
         TOTAL ASSETS....................................................$     74,783       $   116,319
                                                                         ==============     =============

                          LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                                   AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable...................................................$     17,488       $    15,753
      Accrued expenses...................................................       7,192            12,807
      Deferred revenue...................................................       2,261             8,441
      Accrued Value America Dollar liability.............................       2,910             3,175
      Accrued restructuring and other activities.........................       1,529             4,140
      Other current liabilities..........................................       3,561             4,502
                                                                         --------------     -------------
         TOTAL CURRENT LIABILITIES.......................................      34,941            48,818
                                                                         --------------     -------------
      Deferred revenue...................................................          26                26
      Other liabilities..................................................       2,878             2,820
                                                                         --------------     -------------
         TOTAL LIABILITIES...............................................      37,845            51,664
                                                                         --------------     -------------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
      Preferred Stock, without par value; 25,000,000 and 0 shares
          authorized; 0 shares issued and outstanding....................           -                 -
      Common stock, without par value, 500,000,000 shares
          authorized; 45,425,170 and 45,311,459 shares issued and
          outstanding....................................................     294,693           293,996
      Warrants...........................................................      12,970            13,001
      Deferred stock-based compensation..................................      (2,172)           (2,055)
      Unrealized gain on securities available-for-sale...................           -               832
      Accumulated deficit................................................    (268,553)         (241,119)
                                                                         --------------     -------------
         TOTAL STOCKHOLDERS' EQUITY......................................      36,938            64,655
                                                                         --------------     -------------
         TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS'
             EQUITY......................................................$     74,783       $   116,319
                                                                         ==============     =============


                    The accompanying notes are an integral part of these financial statements.




                               VALUE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                          Quarter Ended March 31,
                                                      --------------------------------

                                                          2000               1999
                                                      --------------     -------------

  TOTAL REVENUES......................................$     47,155       $    28,002
  TOTAL COST OF REVENUES..............................      43,092            25,693
                                                      --------------     -------------
  GROSS MARGIN........................................       4,063             2,309
                                                      --------------     -------------
  OPERATING EXPENSES:
       Sales, advertising and marketing...............      18,851            19,083
       General and administrative.....................       7,287             3,266
       Technical and system development...............       5,357             2,523
                                                      --------------     -------------
          Total operating expenses....................      31,495.           24,872
                                                      --------------     -------------
  OPERATING LOSS......................................     (27,432)          (22,563)
       Other (expense), net...........................          (2)          (11,896)
                                                      --------------     -------------
  NET LOSS............................................     (27,434)          (34,459)
       Accretion and dividends on Series A,
       Series B and Series C redeemable
       preferred stock................................           -           (19,800)
       Beneficial conversion feature on Series C
       redeemable preferred stock.....................           -           (10,556)
                                                      --------------     -------------
  NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS..........$    (27,434)      $   (64,815)
                                                      ==============     =============
  NET LOSS PER COMMON SHARE:
       Basic and diluted..............................$      (0.60)      $     (2.72)
                                                      ==============     =============
  WEIGHTED AVERAGE NUMBER OF SHARES:
       Basic and diluted..............................      45,373            23,796
                                                      ==============     =============



   The accompanying notes are an integral part of these financial statements.




                               VALUE AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                         Quarter Ended March 31,
                                                                     ---------------------------------
                                                                          2000              1999
                                                                     ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss.......................................................$     (27,434)     $    (34,459)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization...............................        2,559               416
         Stock-based compensation....................................          398               405
         Amortization of debt issuance costs.........................            -            12,869
         Provision for doubtful accounts.............................        2,493               532
         Loss on long-term investments...............................          400                  -
      Changes in assets and liabilities:
         Accounts receivable.........................................         (104)           (4,821)
         Inventory...................................................       (3,167)              223
         Note receivable from officer................................          250                 -
         Other assets................................................        1,949              (149)
         Accounts payable............................................        1,735              (244)
         Accrued expenses............................................       (5,615)              474
         Accrued Value America Dollar liability......................         (265)                -
         Accrued restructuring and other activities..................       (2,611)                -
         Deferred revenue............................................       (6,180)              (99)
         Other liabilities...........................................         (186)                -
                                                                     ---------------    --------------
NET CASH USED IN OPERATING ACTIVITIES................................      (35,778)          (24,853)
                                                                     ---------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted cash................................................       (5,300)            1,500
      Sale of short-term investments.................................       15,463                 -
      Proceeds from sale of fixed assets.............................            5                 -
      Capital expenditures...........................................       (3,913)           (1,637)
                                                                     ---------------    --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..................        6,255              (137)
                                                                     ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital lease obligations.............       (1,357)              (33)
      Proceeds from issuance of common stock.........................            -               200
      Proceeds from issuance of preferred stock and warrants.........            -            60,000
      Proceeds from exercise of common stock warrants................           13                 -
      Proceeds from exercise of common stock options.................          138                 -
      Payment of offering costs......................................            -            (1,723)
      Proceeds from issuance of debt and warrants....................            -             5,000
                                                                     ---------------    --------------
NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES.................       (1,206)           63,444
                                                                     ---------------    --------------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS................      (30,729)           38,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................       52,182            20,127
                                                                     ---------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................$      21,453      $     58,581
                                                                     ===============    ==============
Non-cash investing and financing transactions:
      Accretion and dividends on redeemable preferred stock..........$           -      $     10,556
                                                                     ===============    ==============
      Beneficial conversion feature on Series C redeemable
      preferred stock................................................$           -      $     19,800
                                                                     ===============    ==============
      Issuance of warrants with notes payable........................$           -      $      4,539
                                                                     ===============    ==============
      Issuance of common stock on exercise of warrants...............$          31      $          -
                                                                     ===============    ==============
      Acquisition of assets under capital lease......................$         660      $          -
                                                                     ===============    ==============
      Deferred stock-based compensation..............................$         515      $          -
                                                                     ===============    ==============




                 The accompanying  notes are an  integral  part of these financial statements.


                               VALUE AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)
1    DESCRIPTION OF BUSINESS

     Value America, Inc. ("Value America" or the "Company") is an Internet-based retailer that sells a large selection of high quality, brand name products and services at competitive prices to both consumers and businesses. Value America has two wholly owned subsidiaries, ServeAmerica.com, Inc. ("ServeAmerica") and Value America Automotive Group, Inc. ("VAAG"). On May 5, 1999, Value America formed ServeAmerica, a Delaware corporation. ServeAmerica has not conducted any operations from inception through March 31, 2000. On September 2, 1999, Value America formed VAAG, a Virginia corporation. On September 3, 1999, VAAG purchased in a cash transaction all of the outstanding stock of Dealer Financial Services, Inc. ("DFS") and Dealer Development Services, Inc. ("DDS"). The acquisitions resulted in $1.4 million of goodwill which is being amortized over a period of ten years.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present Value America's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Form 10-K, as amended, filed with the Securities and Exchange Commission (the "SEC"). The financial statements for the year ended December 31, 1999 contained a going concern explanatory paragraph to the independent auditor's opinion. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2000. Certain prior years' information has been reclassified to conform with the current year's presentation.

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

     As shown in the financial statements during the quarter ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, the Company incurred losses of $27.4 million, $143.5 million, $53.6 million and $1.9 million, respectively. The Company expects to incur additional but declining losses for at least the next two years that will result in negative cash flows from operations. In April 1999, the Company raised $114.4 million from an initial public offering of its stock. As of March 31, 2000, the Company had $21.5 million of unrestricted cash and cash equivalents. The Company does not expect these resources will be sufficient to fund its operations through the first quarter of 2001.

     In December 1999, the Board of Directors formed a Special Committee to explore strategic opportunities for Value America. The Special Committee has retained Deutsche Banc Alex. Brown, as its financial advisors, to review financial opportunities available to the Company

     On May 10, 2000, the Company announced financing agreements that combined will provide the Company with up to $90 million in additional equity. Existing investors and others have committed to investing an additional $30 million and Acqua Wellington North America Equities Fund, Ltd ("Acqua Wellington") will provide the Company with access to up to $60 million in equity financing through periodic sales of its common stock to Acqua Wellington over the next 14 months. Actual proceeds from Acqua Wellington will vary based on Value America's stock price and the number of shares the Company offers for sale to Acqua Wellington. Value America will issue shares of a new issue of convertible preferred stock and common stock warrants to the purchasers. The Company will continue to pursue opportunities for additional funding and both management and the Board of Directors are confident that these opportunities will generate cash resources sufficient to fund operations in 2000. There can be, however, no assurance that such continuing efforts will be successful.


4.   RESTRUCTURING AND OTHER ACTIVITIES

     In the fourth quarter of 1999, the Board of Directors appointed a new executive management team to the Company. In December 1999, the new executive management team and the Board of Directors decided to refocus the Company's operations on its core lines of business. On December 28, 1999, the Board of Directors approved a plan, prepared by the new executive management team, to restructure Value America's operations. As a result, significant brands and product lines previously sold by the Company were discontinued, and the Company changed the direction of its resources to focus on several core product categories: computers, software, consumer electronics, media, office supplies and other complementary products. This change in focus has reduced the number of vendors from over 450 to fewer than 75.

     The restructuring plan was begun in the fourth quarter of 1999 and is expected to be completed by June 30, 2000. The plan required the termination of 202 employees and cancellation of four office leases. The employee terminations represented a 50% reduction in headcount. The restructuring charge of $2.7 million is comprised of $2.2 million for employee terminations, $0.1 million for lease terminations and $0.4 million for professional fees. These amounts were classified in "restructuring and other activities" on the statement of operations for the year ended December 31, 1999.

     All employees were notified of their terminations during the week ended December 31, 1999. The employee groups terminated included all functional areas within the Company. The employees received two months of severance plus one week of additional severance for each completed year of service. The majority of these severance costs were paid in the first quarter of 2000 out of existing cash resources of the Company.

     Also in the fourth quarter of 1999, the Company recorded $2.2 million of expenses for other activities. These charges related to contract settlements to eliminate product lines ($0.5 million), executive severance unrelated to the restructuring ($1.1 million), settlement of certain purchase commitments ($0.5 million) and other ($0.1 million).

     As of March 31, 2000, the restructuring liabilities are as follows: $0.4 million for severance and personnel costs and $0.2 million for other exit costs. In addition, approximately $0.9 million of other activities remain to be paid primarily related to contract settlements to eliminate product lines.

5.   COMMITMENTS AND CONTINGENCIES

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

     The Company received a Pre-Filing Notice to Prospective Defendant, dated as of October 22, 1999, from the Consumer Protection Unit of the District Attorney for Marin County, California in connection with an investigation into alleged advertising and sale of computer components designed for use by an original equipment manufacturer as retail computer components in California. The District Attorney informed the Company that the investigation into the alleged advertising deficiencies has been terminated. Based on its preliminary review of the Notice, the Company believes that it has valid defenses to the claims presented.

     The Federal Trade Commission ("FTC") has instituted an inquiry into the advertisement of free or reduced-cost personal computer systems, the discounts on which are contingent upon the customers' subscription to an Internet service provider's services for a fixed period of time. Specifically, the FTC asserts that the disclosure of this contingency was not sufficiently clear from the contents and layout of the Company's advertisements. The Company has produced documents to the FTC pursuant to its requests , and met with the FTC in April to discuss the investigation. Based on its meetings with the FTC and ongoing review of the investigation, the Company believes that it is close to a resolution with the FTC.

     The Company has been named as a defendant in an action filed in the United States District Court for the Western District of Virginia, Charlottesville Division on March 30, 2000 by shareholder Gibralt US, Inc. This action alleges that the Company wrongfully refused to register transfer of the plaintiff's shares, wrongfully deprived the plaintiff of its shares, and wrongfully denied the plaintiff permission to sell the shares. Based on its preliminary review of the complaint, Value America believes that it has valid defenses to each of the claims asserted by the plaintiff.

     On March 24, 2000, the Company received a letter regarding the potential infringement of certain Internet security patents allegedly held by Leon Stambler. The Company is currently reviewing the validity and applicability of the patents to its business.

     The Company believes that the foregoing lawsuits will not have a material adverse effect upon its business, financial condition or results of operations.

6.   RELATED PARTY TRANSACTIONS

     During the three-month period ended March 31, 2000, the Company forgave a $0.3 million note receivable from one of its officers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Value America, Inc. ("Value America" or the "Company") contains forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in "Overview" and "Liquidity and Capital Resources" included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", in "Additional Factors that May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1999, as amended, and in the "Risk Factors" section of the Company's prospectus filed with the SEC pursuant to Rule 424(b)(1) on April 8, 1999. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive online commerce and retail industries, and the risks associated with capacity constraints, systems development, management of growth, acquisitions, any new products and international or domestic business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

OVERVIEW

     Value America's revenues are derived from sales of products through Value America's online store and advertising on the online store. Value America's vendors ship products directly to the customer after a customer places an order. Revenues from product sales are recognized upon delivery to the customer. Value America is responsible for establishing product pricing, advertising, selling the merchandise, providing customer service, arranging shipping, insuring goods during shipment, collecting payment from the customer, and processing returns. Value America takes title to products upon shipment and bears the risk of loss for collection, delivery and merchandise returns from customers. Many of the Company's vendors grant merchandise return privileges. Value America occasionally purchases merchandise prior to receiving customer orders and records such merchandise as inventory until shipped to customers. Value America accrues a returns reserve to reduce revenues and cost of revenues for estimated product returns at the time of sale.

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

     To date, payments for products purchased through Value America's online store have been primarily made with credit cards. Value America generally receives payment from a customer's credit card within one to four business days from customer order. Value America also extends trade credit terms, typically net 30 days, to certain large customers that Value America has evaluated for creditworthiness. Value America typically pays its vendors for goods within 30 to 60 days of shipment by the vendor to the customer.

     Value America has a limited operating history upon which to base an evaluation of Value America and its business. Value America's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce.

RESULTS OF OPERATIONS
First Quarter 2000 Compared with First Quarter 1999

Revenues

     Revenues primarily consist of product sales through Value America's online store, advertising and shipping charged to customers. For the quarter ended March 31, 2000, total revenues were $47.2 million representing a 68.4% increase from $28.0 million for the quarter ended March 31, 1999. Revenues from product sales were $46.7 million for the quarter ended March 31, 2000, compared to $26.5 million for the quarter ended March 31, 1999, representing an increase of 76.5%. The growth in product sales reflects the growth of Value America's customer base, repeat purchases from existing customers, increases in the volume of merchandise sold and an overall increase in demand for Value America's merchandise.

     Revenues from advertising and other were $0.4 million for the quarter ended March 31, 2000, a decrease of 72.2% compared to $1.5 million for the quarter ended March 31, 1999. Value America recognized approximately $0.1 million in web site advertising and EDM advertising in the quarter ended March 31, 2000 compared to $1.1 in the quarter ended March 31, 1999. The decrease in advertising revenues was driven by the drastic reduction of advertising performed by the Company while management focused its attention on the Company's strategic restructuring. Product presentation listing fees decreased to approximately $0.3 million in the first quarter of 2000 compared to $0.4 million in the first quarter of 1999. This decrease in product presentation listing fees reflects the Company's decision to discontinue the practice of charging customers for the preparation of future multimedia presentations.

     Charges to customers for shipping, which represent approximately $1.0 million and $0.9 million of revenue for the quarters ended March 31, 2000 and 1999, respectively, are classified in revenue. The Company records a reserve to reduce revenues and cost of revenues for an amount equal to the estimated product returns. For the quarters ended March 31, 2000 and 1999, the charge for product returns, including returns resulting from malfunctioning products, erroneous shipments and other quality-related issues, as a percentage of sales, was approximately 11.9% and 4.1%, respectively.

Cost of Revenues

     Cost of revenues primarily consists of payments to third party suppliers for merchandise. Value America incurred $43.1 million of cost of revenues for the quarter ended March 31, 2000 representing a 40.4% increase from $25.7 million for the quarter ended March 31, 1999. Cost of revenues represent 91.4% and 91.8% of revenues for the quarters ended March 31, 2000 and 1999, respectively.

     Value America's gross margin has increased from $2.3 million for the quarter ended March 31, 1999, to $4.1 million for the quarter ended March 31, 2000. This increase is due to the strong margins earned on certain technology products partially offset by a decrease advertising revenues. Product sales resulted in gross margins of $3.6 million (7.8% of sales) and $0.9 million (3.4% of sales) for the quarters ended March 31, 2000 and 1999, respectively. Value America continues to utilize a short-term strategy of selectively accepting narrow margins on selected product sales to maximize sales volumes, brand awareness and product selection.

Sales, Advertising and Marketing

     Sales, advertising and marketing expenses consist of costs associated with promoting Value America's online store to potential customers and vendors, as well as payroll and related expenses, credit card fees and outbound shipping costs. Value America Dollars offered under promotional programs directed at attracting new customers or as bonuses to encourage sales of a particular product are also recorded in sales, advertising and marketing expenses. Value America Dollars that are not used for promotional purposes are recorded as a reduction of revenues if they are issued for customer relationship purposes and in cost of revenues if they are earned on a current sale for use on a future sale. Sales, advertising and marketing expenses decreased from $19.1 million for the quarter ended March 31, 1999 to $18.9 million for the quarter ended March 31, 2000. The decrease primarily reflected an decrease in the number of merchandising, advertising and promotion department employees and a general decrease in the level of Value America's promotional activities. These decreases were partially offset by an increase in contract labor, professional fees and outbound shipping charges. As a percent of revenues these expenses have decreased from 68.1% for the quarter ended March 31, 1999 to 40.0% for the quarter ended March 31, 2000. Advertising and promotional expenses decreased from $14.4 million (including $0.6 million of Value America Dollar promotions) for the quarter ended March 31, 1999 to $6.0 million (including $0.5 million of Value America Dollar promotions) for the quarter ended March 31, 2000, net of cooperative advertising of approximately $2.6 for the quarter ended March 31, 1999 and $1.3 million for the quarter ended March 31, 2000. Contract labor and professional fees relating to merchandising, advertising and promotion departments increased from $0.2 million for the quarter ended March 31, 1999 to $4.2 million for the quarter ended March 31, 2000. Value America intends to continue to increase its market share through advertising by improving the overall sales to ad ratio. Value America has not entered into any advertising for advertising barter arrangements.

     Charges for outbound shipping of approximately $2.8 million and $1.3 million are classified in sales, advertising and marketing expenses for the quarters ended March 31, 2000 and 1999, respectively.

General and Administrative

     General and administrative expenses consist of management and executive compensation, professional services, bad debts and general corporate expenses, such as facilities and telephone expenses. General and administrative expenses increased from $3.3 million for the quarter ended March 31, 1999 to $7.3 million for the quarter ended March 31, 2000. This increase reflected charges for bad debts, credit card chargebacks by customers and increased professional fees. Payroll expenses relating to general and administrative personnel increased from $1.0 million for the quarter ended March 31, 1999 to $1.7 million in the quarter ended March 31, 2000. Credit card chargebacks from customers for goods shipped to customers but not returned increased to approximately $1.1 million in the first quarter of 2000 and bad debt expense was $1.1 million in the first quarter of 2000 compared to $0.5 million in the first quarter of 1999. Professional fees increased from $0.3 million to $1.0 for the quarters ended March 31, 1999 and 2000, respectively. Value America expects that general and administrative expenses will decrease as a percentage of revenues as it continues to broaden its customer base, increase its market share and revenues and decrease costs as a result of the strategic restructure that began in the fourth quarter of 1999.

Technical and System Development

     Technical and system development expenses consist primarily of expenses incurred for the maintenance of the software required to support Value America's online store, including employee compensation and the cost of designing and maintaining store content, Internet connectivity, operations and reporting.

     Technical and system development expenses increased from $2.5 million for the quarter ended March 31, 1999 to $5.4 million, net of $0.2 million of salaries capitalized as development costs in the Company's Enterprise Resource Planning ("ERP") implementation project and website development, for the quarter ended March 31, 2000. This increase principally reflected higher payroll and increased depreciation charges in connection with the increase in computer hardware and software needed to support the Company's operations. Payroll related expenses totaled $0.7 million for the quarter ended March 31, 1999 and $1.6 million for the quarter ended March 31, 2000. Depreciation charges increase from $0.2 million for the quarter ended March 31, 1999 to $2.4 million for the quarter ended March 31, 2000 primarily due to capital expenditures made and leases entered into during the quarter and during the second half of 1999 of approximately $24.2 million.

     During the first quarter of 2000, the Company devoted significant resources to the second phase of its implementation of SAP and Siebel software. Since this ERP system will provide a strong foundation to support the Company's continued growth, the Company has capitalized $2.4 million during the quarter ended March 31, 2000 in connection with the consultant fees and certain employee payroll costs related to this project.

     Value America expects that it will continue to incur substantial technical and systems development expenses.

Other (Expense), Net

     Interest income of $2,000 for the quarter ended March 31, 2000, which consisted primarily of income earned on the proceeds from the Company's initial public offering in the second quarter of 1999, was offset by interest expense incurred in connection with assets held under capital leases and realized losses on long-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's cash and cash equivalents were $21.5 million compared to $52.2 million at December 31, 1999. In April 1999, the Company consummated its initial public offering by selling an aggregate of 5,500,000 shares of common stock and raising net proceeds of approximately
$114.4 million. Prior to April 1999 the Company primarily financed its operations through private capital investments.

     Net cash used in operating activities was $24.9 million for the three months ended March 31, 1999, and $35.8 million for the three months ended March 31, 2000. Net cash used in operating activities in the three months ended March 31, 2000 was due primarily to the net loss of $27.4 million, a $6.2 million decrease in deferred revenue and $5.6 million decrease in accrued expenses associated with the growth in revenues and increased cash required to fund operating activities, an increase in inventory of $3.2 million as the result of holiday season returns, and a $3.3 million reduction in the liability for restructuring and other activities

     Net cash provided by investing activities of $6.3 million for the quarter ended March 31, 2000 primarily related to the sale of short-term investment offset in part by increased restricted cash reserves to support increased credit lines to support the increased volume of business with the Company's vendors and capital investments made in the Company's ERP implementation.

     Value America has an unsecured $5.0 million line of credit from Wachovia Bank, N.A. This line bears interest on advanced funds at Prime less 0.5% and expires on June 1, 2000. The terms of the agreement prohibit the Company from having a significant change in control, ownership, or legal structure, except for primary and secondary offerings of equity securities to the public, without Wachovia's consent. In addition, during the agreement the Company is required to maintain unencumbered liquidity of $25 million. As of March 31, 2000, we had not drawn any amounts under this line of credit. As of March 2000, the Company is in default of the unencumbered liquidity covenant, and, therefore, has no borrowing capacity available under the line of credit

     Value America has obtained stand-by letters of credit in favor of vendors totaling $7.8 million. Each letter of credit is secured by a certificate of deposit. These standby letters of credit expire through November 2000 and are callable if Value America defaults in the payments of trade payables to the secured vendors.

     Additionally, Value America has a two-year agreement with a credit card processor in which the credit card processor has a first priority lien and security interest in a $5.0 million cash deposit account, to cover potential chargebacks. The agreement, which expired in April 2000, permits the credit card processor to require Value America to maintain the cash deposit account for up to 10 months following termination. This agreement has been extended by the credit card processor and the Company while the Company enters into a new agreement for these services.

     Value America incurred capital expenditures of $3.9 million in the three months ended March 31, 2000 compared to $1.6 million in the three months ended March 31, 1999.

     After an extensive analysis, the Company restructured its operations in December 1999 (see Note 4 to the unaudited Consolidated Financial Statements). This restructuring enabled the Company to reduce the number of its suppliers in order to focus on key vendors whose products provided a majority of the Company's revenues. The restructuring is expected to allow the Company to streamline its operations, improve fulfillment and customer service, reduce expenses and focus on selling products with higher gross margins. The Company also believes that the investment that it has made in a new computer infrastructure will allow it to support substantial growth in the future. The Company will continue to pursue opportunities to make its operations more efficient in the future in order to minimize its losses from operations.

     As of March 31, 2000, the restructuring liabilities are as follows: $0.4 million for severance and personnel costs and $0.2 million for other exit costs. In addition, approximately $0.9 million of other activities remain to be paid primarily related to contract settlements to eliminate product lines.

     As shown in the financial statements during the quarter ended March 31, 2000 and the years ended December 31, 1999, 1998 and 1997, the Company incurred losses of $27.4 million, $143.5 million, $53.6 million and $1.9 million, respectively. The Company expects to incur additional but declining losses for at least the next two years that will result in negative cash flows from operations. In April 1999, the Company raised $114.4 million from an initial public offering of its stock. As of March 31, 2000, the Company had $21.5 million of unrestricted cash and short-term investments. The Company does not expect these resources will be sufficient to fund its operations through the first quarter of 2001.

     In December 1999, the Board of Directors formed a Special Committee to explore strategic opportunities for Value America. The Special Committee has retained Deutsche Banc Alex. Brown, as its financial advisors, to review financial opportunities available to the Company.

     On May 10, 2000, the Company announced financing agreements that combined will provide the Company with up to $90 million in additional equity. Existing investors and others have committed to investing an additional $30 million and Acqua Wellington North America Equities Fund, Ltd ("Acqua Wellington") will provide the Company with access to up to $60 million in equity financing through periodic sales of its common stock to Acqua Wellington over the next 14 months. Actual proceeds from Acqua Wellington will vary based on Value America's stock price and the number of shares the Company offers for sale to Acqua Wellington. Value America will issue shares of a new issue of convertible preferred stock and common stock warrants to the purchasers. The Company will continue to pursue opportunities for additional funding and both management and the Board of Directors are confident that these opportunities will generate cash resources sufficient to fund operations in 2000. There can be, however, no assurance that such continuing efforts will be successful.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to interest rate risk on its investment portfolio. If market rates were to increase immediately and uniformly by 10% from the level at March 31, 2000, the change to the Company's interest sensitive investments would have an immaterial effect on the Company's financial position, results of operations and cash flows over the next fiscal year.

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

     The Company received a Pre-Filing Notice to Prospective Defendant, dated as of October 22, 1999, from the Consumer Protection Unit of the District Attorney for Marin County, California in connection with an investigation into alleged advertising and sale of computer components designed for use by an original equipment manufacturer as retail computer components in California. The District Attorney informed the Company that the investigation into the alleged advertising deficiencies has been terminated. Based on its preliminary review of the Notice, the Company believes that it has valid defenses to the claims presented.

     The Federal Trade Commission ("FTC") has instituted an inquiry into the advertisement of free or reduced-cost personal computer systems, the discounts on which are contingent upon the customers' subscription to an Internet service provider's services for a fixed period of time. Specifically, the FTC asserts that the disclosure of this contingency was not sufficiently clear from the contents and layout of the Company's advertisements. The Company has produced documents to the FTC pursuant to its requests , and met with the FTC in April to discuss the investigation. Based on its meetings with the FTC and ongoing review of the investigation, the Company believes that it is close to a resolution with the FTC.

     The Company has been named as a defendant in an action filed in the United States District Court for the Western District of Virginia, Charlottesville Division on March 30, 2000 by shareholder Gibralt US, Inc. This action alleges that the Company wrongfully refused to register transfer of the plaintiff's shares, wrongfully deprived the plaintiff of its shares, and wrongfully denied the plaintiff permission to sell the shares. Based on its preliminary review of the complaint, Value America believes that it has valid defenses to each of the claims asserted by the plaintiff.

     On March 24, 2000, the Company received a letter regarding the potential infringement of certain Internet security patents allegedly held by Leon Stambler. The Company is currently reviewing the validity and applicability of the patents to its business.

     The Company believes that the foregoing lawsuits will not have a material adverse effect upon its business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27.1 Financial Data Schedule March 31, 2000 Exhibit 27.2 Restated Financial Data Schedule March 31, 1999 Exhibit 27.3 Restated Financial Data Schedule June 30, 1999 Exhibit 27.4 Restated Financial Data Schedule September 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Value America, Inc.

May 15, 2000                             By:   /s/ Michael Waide
Date                                     Michael Waide, Executive Vice President
                                           and Chief Financial Officer